Form 10QSB
period 2001-09-30
PARAGON POLARIS STRATAGIES COM INC
filed 2001-11-14
CIK 1091293

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

               Commission file Number 333 - 32634
               PARAGON POLARIS STRATEGIES.COM INC.
 Exact name of small business issuer as specified in its charter

Nevada                                         76-0609444
(State or other jurisdiction of               I.R.S. Employer
incorporation or organization)              Identification No.


     3215 Mathers Avenue, West Vancouver, BC V7V 2K6 Canada
             (Address of principal executive office)

     (604) 913-8355
     Issuer's telephone number


                               NA
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 1,350,000 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for September 30, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

Paragon Polaris has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of
customers.   All of these individuals and organizations will
order their products via the Internet for sale to their clients. The license will be automatically renewed unless the Company or VitaMineralHerb.com Inc. gives the other notice of its intent not to renew.

As a licensee of VitaMineralHerb.com Inc., Paragon Polaris eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Paragon Polaris plans to target health and fitness professionals in Idaho and Oregon who wish to offer health and fitness products to their customers.

Paragon Polaris (and its customers) will have access to all products offered on the vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. vitamineralherb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to vitamineralherb.com and a profit for Paragon Polaris


 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Paragon Polaris Strategies Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 0.00 in the form of cash, and total assets of $ 0.00.

We will carry out our plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act.
As a result, the Company will be dependent upon a self underwriting contained in the Form SB 2 recently declared effective by the SEC, to supply capital for the continued application of its business plan.

No other commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available.

Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


PART II

OTHER INFORMATION
Item 1.    Legal Proceedings

     None

Item 2.    Changes in Securities

     None

Item 3.    Defaults Upon Senior Securities

     Not Applicable

Item 4.    Submission of Matters to a Vote of Securities Holders

     None

Item 6.    Exhibits and Reports on Form 8K

     None
     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                              Paragon Polaris Strategies.Com Inc.


     Dated November 12, 2001       /S/ Robert Foo
                                    Robert Foo, President and
                              Director



                            EXHIBIT A




               PARAGON POLARIS STRATEGIES.COM INC.








             FINANCIAL STATEMENTS FOR THE NINE MONTH
           PERIODS ENDING SEPTEMBER 30, 2001 AND 2000
                    (PREPARED BY MANAGEMENT)
                  PARAGON POLARIS STRATEGIES.COM INC.

                            BALANCE SHEETS
                   AS AT SEPTEMBER 30, 2001 AND 2000


                                ASSETS


CURRENT ASSETS                                         $        0

OTHER ASSETS
     LICENSE RIGHTS                                             0

TOTAL ASSETS                                                    0


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                         7,500

TOTAL CURRENT LIABILITIES                                   7,500

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     100,000,000 SHARES AUTHORIZED
     2,600,000  SHARES ISSUED
     AND  OUTSTANDING                                       2,600
     ADDITIONAL PAID-IN
     CAPITAL                                               12,055

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                        (2,000)

     DEFICIT ACCUMUILATED DURING
     THE DEVELOPMENT STAGE                                (20,155)
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                     (          0)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $           0


                SEE ATTACHED NOTES TO THESE STATEMENTS





                  PARAGON POLARIS STRATEGIES.COM INC.

                        STATEMENT OF OPERATIONS
                      FOR THE NINE MONTH PERIODS
                  ENDING SEPTEMBER 30, 2001 AND 2000
                       (PREPARED BY MANAGEMENT)

                                              NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                                  2001       2000


REVENUES                                    $       0      $        0
OPERATING EXPENSES

     CONSULTING FEES                                0           1,750
     OFFICE EXPENSES AND FILING    FEES         1,200              93
     LEGAL AND ACCOUNTING                       6,300           8,750
TOTAL OPERATING EXPENSES                        7,500          10,593

NET (LOSS) FOR THE PERIOD                      (7,500)        (10,593)

NET (LOSS) PER SHARE                        $    0.00            0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   2,600,000       2,537,500













                  PARAGON POLARIS STRATEGIES.COM INC.

                        STATEMENT OF CASH FLOWS
          FOR THE PERIODS ENDING SEPTEMBER 30, 2001 AND 2000


NINE MONTH PERIODS
                                             ENDED SEPTEMBER 30
                                               2001      2000


CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                   $  (7,500)   $ (10,593)
     NET INCREASE IN
     ACCOUNTS PAYABLE                        7,500        1,200

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                             0            0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES
     ISSUANCE OF COMMON STOCK                    0       12,000


NET INCREASE (DECREASE IN CASH                   0          207

CASH BEGINNING OF PERIOD                         0            0

CASH END OF PERIOD                          $    0         $207










                SEE  ATTACHED NOTES TO THESE STATEMENTS


             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          (Un-audited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2000 financial statements of Paragon Polaris Strategies.com Inc. ("Registrant") included in the Form SB 2 filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

None