Form 10KSB
period 2001-12-31
PARAGON POLARIS STRATAGIES COM INC
filed 2002-04-01
CIK 1091293

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10 K SB

[ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                               ACT OF 1934

               For the fiscal year ended December 31, 2001

                     Commission File No.333 - 32634

                  PARAGON POLARIS STRATEGIES.COM  INC.


NEVADA                                            76-0609444
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                    ID Number)

3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA V7V 2K6
                 (Address of principal executive office)
                               (Zip code)

             Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific
date within the past 60 days.  As of June 30, 2001:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,600,000 shares common stock. This Form 10K SB consists of 21 pages.


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                   PARAGON POLARIS STRATEGIES.COM INC.

PART I
          ITEM                                              PAGE

               Item   1       Description of Business......................1
               Item   2       Description of Property......................5
               Item   3       Legal Proceedings............................6
               Item   4       Submission of Matters to a Vote
                              of Security Shareholders.....................6

PART II

               Item   5       Market for the Registrant's Common Equity
                              and related Stockholder Matter...............6
               Item   6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........6
               Item   7       Financial Statements........................12
               Item   8       Changes in and Disagreements on Accounting
                    and Financial Disclosure..............................16

PART III

               Item   9       Directors, Executive Officers, Promoters
          and Control persons, Compliance with Section 16(a)
          of the Exchange Act.............................................16
               Item 10        Executive Compensation......................16
               Item 11        Security Ownership of Certain Beneficial
                              Owners and Management.......................17
               Item 12        Certain Relationships and Related
                              Transactions................................17
               Item 13        Exhibits and Reports on Form 8-K............17

          Signatures..................................................... 17
PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

PARAGON POLARIS STRATEGIES.COM INC. is a corporation formed under the laws of the State of Nevada on May 27, 1999 whose principal executive offices are located in West Vancouver, British
Columbia, Canada.

The primary objective of the business is to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. Our license covers the distribution rights for Oregon and Idaho. We are in the development stage and have had no revenues.

Narrative Description of Business

On July 1, 1999 Paragon Polaris Strategies.com Inc. received from David R. Mortenson & Associates of Alvin, Texas, the rights to distribute and produce, in the states of Arizona and Nevada, an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses.
These production and distribution rights were received from Mortenson in exchange for 2,000,000 shares of common stock. Mortenson acquired these rights from the inventors of the product, N. W. Technologies, Inc. under a distribution agreement. Several months later the contract granting David R. Mortenson & Associates rights to the technology was withdrawn. Mortenson sued N.W. Technologies Inc. in Harris County Court, Houston Texas.

To compensate for the possibility that we could lose our principal asset and the obvious delay that this dispute and court action has caused, David R. Mortenson & Associates agreed to suspend all financial requirements that are due or will be due in the future until the dispute with NW is resolved. They have also agreed to grant an alternative license to Paragon Polaris Strategies.Com Inc. for the distribution of vitamin and herbal supplements for the Oregon and Idaho. This license will enable us to create a business plan and start the process of getting into business.

The License.

Paragon Polaris Strategies.Com Inc. has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and
other similar types of customers.   All of these individuals and
organizations will order their products via the Internet for sale to their clients. The license will be automatically renewed unless Paragon or Vitamineralherb.com gives the other notice of its intent not to renew.

Vitamineralherb.com Inc. is a Nevada corporation formed on April 2,1999. It is a privately held company that was formed specifically to act as a clearing facility that would distribute health and nutrition products through distributors in exclusive, defined territories. The President of Vitamineralherb.com is David R. Mortenson.

Vitamineralherb.com entered into an agreement with Alta Natural
Herbs and Supplements Ltd. on July 10, 2001 to manufacture and distribute products produced by Alta Natural Herbs and Supplements Ltd. Vitamineralherb.com Inc. will have no inventory and will drop ship all orders via the manufacturer(s).

 As a licensee of Vitamineralherb.com, Paragon Polaris Strategies.Com Inc. eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. We plan to target health and fitness professionals in Idaho and Oregon who wish to offer health and fitness products to their customers.

Paragon Polaris (and its customers) will have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a markup which provides a 10% commission to Vitamineralherb.com and a profit for Paragon Polaris Strategies.Com Inc.

Three different labeling options are available to customers:

     - products may be ordered with the manufacturer's standard label with no customization.
     - the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge.
     - labels may be completely customized for the health or fitness professional.

When a fitness or health professional becomes a client, Paragon Polaris Strategies.Com Inc.'s salesperson will show the client how to access the Vitamineralherb.com website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

We arenot obliged to purchase and maintain a large inventory, an order desk or shipping department. This method of doing business, which only a short time ago would be unthinkable is now a preferred way of shopping (whether wholesale or retail) for a large segment of the population of North America.

The website is maintained by Vitamineralherb.com and each licensee pays an annual website maintenance fee of $500. All financial transactions will be handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb.com webmaster will download e-mail orders several times a day, check with the clearing bank for payment and then submit the product order and electronic payment to Alta Natural Herbs and Supplements Ltd. Vitamineralherb.com then forwards the money due Paragon Polaris. via electronic funds transfer.

Vitamineralherb.com's software tracks all sales through the customer's identification number, and at month end, e-mails to Paragon Polaris Strategies.Com Inc. a detailed report including sales commissions. Vitamineralherb.com has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as attempting to insure that all major search engines pick Vitamineralherb.com first. All sales originating from the website to customers located in Oregon or Idaho will automatically be assigned to Paragon Polaris Strategies.Com Inc.

Implementation of the business plan.

Our business plan is to sell Vitamineralherb.com products to
targeted markets.   If we are unable to sell 1,000,000 shares we
will not be able to fully implement the business plan shown in the milestones below and your investment may become worthless. Paragon Polaris Strategies.Com Inc. shall employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients and order them through the Internet.

Milestones:

1. Establishment of an office. One administration office is planned for the whole territory. Sales people would office in their own homes. The one office that we would establish would act as a coordinating and business office, looking after sales support, bookkeeping and payroll. We estimate that office space will cost in the neighborhood of $26 per square foot including taxes and insurance. We estimate that we will require about 1,000 square feet initially. We will be unable to obtain this milestone unless we are able to sell at least half of the common shares offered by us in this offering. If we are unable to raise sufficient funds for office space, we will consider other options such as having sales persons operating out of their homes, but we currently have no contingency plan for this.

2. Recruiting of sales people. We estimate that we will require two sales people to cover Oregon and Idaho; one headquartered in the city of Portland covering the western, most populous area of Oregon and the other in Boise or Twin Falls to cover eastern Oregon and Idaho . Sales people will be provided with a basic draw against commissions of $1,000 per month. Potential customers in rural Idaho and Oregon with their hundreds of small towns and villages will be pre-qualified by telephone and then paid a sales call. Cost of recruiting is estimated at $3,000. The sale of at least 500,000 common shares by us would raise approximately enough money to obtain this milestone.

3. Advertising. We envision advertising of our products and services as a very low-keyed approach. We believe that direct mail is the best and most cost effective method of reaching our potential clients. Due to the fact that we are targeting a fairly narrow segment of the population as potential retailers, a well-designed mail piece and cover letter with follow up by telephone should be adequate to introduce us to our potential clients. Design and production of a mailing piece is estimated at $7,000. If we are unable to sell the 1,000,000 common shares offered by us in this offering we would be unable to meet any advertising costs.

4. Generation of Revenues. Management of Paragon Polaris believes that a planned, slow-but-steady growth pattern will serve the organization in the best fashion. By keeping costs low and concentrating first on the major centers, we believe that we can generate revenues in a fairly short time but there can be no assurance of this. We hope that each initial order will provide a comparatively large purchase by the retailer. After that the distributors will order product as they require it. We hope that the initial surge of orders will provide enough cash flow to keep from using our working capital too rapidly and that we will be able to reach a break-even point or a small profit position before our capital is used up.

If the net proceeds received from this offering are not enough to accomplish those things we will have to obtain additional financing through an additional offering, bank borrowing or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. You cannot be sure that any additional funds will be available on terms acceptable to Paragon
Polaris Strategies.Com Inc. or at all.   We expect to begin
earning revenues shortly after a sales force is in place but there can be no assurance of this.

 Item     2.   Description Of Property

Paragon Polaris Strategies.Com Inc. maintains a mailing address at the office of one of its shareholders, but otherwise does not maintain an office. We pay no rent and own no real estate.

Item3.   Legal Proceedings

There are no legal proceedings in which the Company is involved.


Item4.   Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended
December 31, 2001.


PART II

Item5.   Market for Common Equity and Related Stockholder
Matters

Paragon Polaris Strategies.Com Inc. is a development stage company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. Upon completion of all or part of the offering of common shares contained in this registration statement, it is the intention of the Company to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that any part of this offering will be subscribed to and if all or part of the offering is subscribed to, that the request of Paragon Polaris Strategies.Com Inc. to have the price of its stock quoted on the Over-the-Counter Bulletin Board will be granted. You should take all of the above facts into consideration before making a decision to purchase any amount of Paragon Polaris Strategies.Com Inc. stock.

Item     6    Management Discussion and Analysis or Plan of
Operation

Upon the completion of all or part of the sale of shares contained in this offering we intend to proceed as quickly as possible to hire one or more sales representatives to present its service to potential customers. Geography is an obstacle that must be dealt with. Our territory is very large, making adequate coverage by one salesperson virtually impossible. A minimum of two representatives will be necessary. After opening accounts, these representatives will be necessary to service existing customers. Research has indicated that this servicing or detailing of already established accounts results in larger increases in reorders of product.

Estimated expenses for the next twelve months are as follows:

Two sales persons (draw against commissions)
     @ $1000 per month*
                                                       $24,000
     Administration
                                                       $14,000
     Employee benefits
                                                       $ 16,000
     Office rent
                                                       $ 12,000
     Office supplies ( including furniture)
                                                       $ 10,000
     Development stage costs (including recruiting costs)
                                                       $  1,000
     Website maintenance
                                                       $    500
     Contingency (10%)
                                                       $  8,750

Total first year expenses                              $ 78,250


If the maximum proposed offering proceeds are not received, operations would be scaled down. One sales person would be hired instead of two; administration would be handled by an officer and director at no cost. The same officer and director would supply office space during the start-up process. Growth would be much slower and we would not be able to rent office space and hire administrative help until sales volumes and gross profits were large enough. If less than half of our anticipated net proceeds are received from this offering, management would be forced to decide whether or not to proceed with the business and either delay starting or cancel the project completely.

Item 7.   Financial Statements

Audited financial statements for the year ended December 31, 2001 follow.








               PARAGON POLARIS STRATEGIES.COM INC.
                (A DEVELOPMENT STAGE ENTERPRISE)






                          AUDIT REPORT

                        DECEMBER 31, 2001























                    Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
                 1780 South Bellaire, Suite 500
                     Denver, Colorado 80222
               PARAGON POLARIS STRATEGIES.COM INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                  INDEX TO FINANCIAL STATEMENTS

                        TABLE OF CONTENTS



ITEM                                                          PAGE

Report of Certified Public Accountant.........................9

Balance Sheets, December 31, 2001 and 2000......................10

Statement of Operations, the years ended December 30, 2001 and
2000 And for the period May 27, 1999(inception) through December
31, 2001........................................................11

Statement of Stockholders' Equity  (Deficit) for the period
May 27, 1999 (Inception) through December 31,2001...............12

 Statement of Cash Flows for the years ended December 31, 2001 and 2000; and for the period from May 27, 1999 (Inception)
through December 31, 2001.......................................13

Notes to Financial Statements..............................14 & 15




















                    Janet Loss, C.P.A., P.C.
                   Certified Public Accountant
                 1780 South Bellaire, Suite 500
                     Denver, Colorado 80210
                         (303) 782-0878

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
Paragon Polaris Strategies.Com Inc.
3215 Mathers Avenue
West Vancouver, BC V7V 2K6
Canada

I have audited the accompanying Balance Sheet of Paragon Polaris Strategies.Com Inc. (A development stage enterprise) as of December 31, 2001 and 2000; the Statements of Operations and Cash Flows for the years ended December 31, 2001 and 2000 and the Statement of Stockholders' Equity for the period May 27, 1999 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, The Financial Statements referred to above present fairly, in all material respects, the financial position of Paragon Polaris Strategies.Com Inc. (a development stage enterprise) as of December 31, 2001 and 2000; the results of its operations and changes in its cash flows for the years ended December 31, 2001 and 2000 and the Statement of Stockholders' Equity for the Period from May 27, 1999 (Inception) through December 31, 2001 in conformity with generally accepted accounting principles.


Janet Loss, C.P.A., P.C.
March 26, 2002

               PARAGON POLARIS STRATEGIES.COM INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                         BALANCE SHEETS
                AS AT DECEMBER 31, 2001 AND 2000


                                              2001           2000
                             ASSETS

  CURRENT ASSETS:
       CASH                                    $0            $ 0

TOTAL CURRENT ASSETS                            0              0

TOTAL ASSETS                                    0              0

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:                      7,500              0

  STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 25,000,000 SHARES
     AUTHORIZED AND 2,600,000 AND
     2,500,00 SHARES ISSUED AND
     OUTSTANDING                            2,600          2,600

     ADDITIONAL PAID-IN CAPITAL            12,055         12,055

     DEEMED DIVIDEND RE: LICESNSE RIGHTS   (2,000)        (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                (20,155)       (12,655)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        7,500              0

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   0         $    0


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS
               PARAGON POLARIS STRATEGIES.COM INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
           AND FOR THE PERIOD MAY 27, 1999 (INCEPTION)
                    THROUGH DECEMBER 31, 2001

                                          INCEPTION TO
                                  DEC.31,2001   DEC.31,2000   DEC.31,2001

REVENUES:                          $     0          $    0      $    0


OPERATING EXPENSES:

PROFESSIONAL FEES                        0           8,431       9,836
TAXES AND LICENSES                   1,200             320       1,650
OFFICE EXPENSES                      6,300           2,049       8,669

TOTAL OPERATING EXPENSES             7,500          10,800      20,155


NET (LOSS) FOR THE PERIOD       $   (7,500)       $(10,800)   $(20,155)


NET   (LOSS)   PER   SHARE      $    (0.00)         $(0.00)   $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        2,600,000       2,553,000










  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS.
               PARAGON POLARIS STRATEGIES.COM INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD MAY 27, 1999 (INCEPTION)
                    THROUGH DECEMBER 31, 2001




                COMMON             ADDITIONAL
                STOCK              PAID                   DEFICIT
                NUMBER             IN                     ACCUMULATE
                OF        COMMON   CAPITAL                DURING        TOTAL
                SHARES    STOCK                 DEEMED    THE           STOCKHOLDERS'
                          AMOUNT                DIVIDEND  DEVELOPMENT   EQUITY
                                                          STAGE

   COMMON
   STOCK        500000    500      155          0         0             500
 ISSUED MAY
  28, 1999
  FOR CASH

   COMMON       2000000
   STOCK                  0        2000         0         0             2000
   ISSUED
  JULY 1,
  2000 FOR
    CASH
   DEEMED
  DIVIDEND      0         0        0            0         0             (2,000)
RE: LICENSE
   RIGHTS

 (LOSS) FOR
 THE PERIOD     0         0        0            (2,000)   (1,855)       (1,855)
  MAY 27,
    1999
(INCEPTION)
  THROUGH
  DECEMBER
  31, 2001
BALANCES
___________________________________________________________________________

DECEMBER 31,
1999           2500000    2500    155          (2,000)    (1,855)       (1,200)
COMMON
STOCK
ISSUED MAY
15, 2000
FOR CASH       100000     100     11900         0          0             12000

(DEFICIT)
FOR THE YEAR
ENDED
DECEMBER 31
               0          0       0             0          (10,800)      (10800)



BALANCES
___________________________________________________________________________
DECEMBER 31
2000           2600000    2600    12055         (2,000)    (12,655)       0





                        (CARRIED FORWARD)
                        (BROUGHT FORWARD)


BALANCES
___________________________________________________________________________

DECEMBER 31
2000           2600000    2600    12055         (2,000)    (12,655)       0

(DEFICIT)
FOR THE
YEAR ENDED     0          0       0              0          (7,500)  (7,500)
DECEMBER 31,
2001
BALANCES
___________________________________________________________________

DECEMBER 31,
2001           2600000    2600    12055          (2000)      (20155) (7,500)








  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS
               PARAGON POLARIS STRATEGIES.COM INC.
                (A DEVELOPMENT STAGE ENTERPRISE)

                    STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
           AND FOR THE PERIOD MAY 27, 1999 (INCEPTION)
                    THROUGH DECEMBER 31, 2001


INCEPTION TO
                               DECEMBER 31      DECEMBER 31     DECEMBER 31
                              2001                2000             2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

  NET INCOME (LOSS)         $    (7,500)         $(10,800)        (20,155)
  INCREASE (DECREASE)
IN ACCOUNTS PAYABLE               7,500            (1,200)          7,500

NET CASH (USED) BY
OPERATING   ACTIVITIES                0           (12,000)        (12,655)

CASH FLOWS FROM I
NVESTING ACTIVITIES:

  DEEMED DIVIDEND RE:
  LICENSE RIGHTS                      0            0               (2,000)

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

ISSUANCE OF COMMON
      STOCKS                          0            12,000          14,655

INCREASE (DECREASE) IN CASH           0             0               0
CASH,BEGINNING OF PERIOD              0             0               0

CASH,  END  OF  PERIOD            $   0          $  0           $   0




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS.


               PARAGON POLARIS STRATEGIES.COM INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2001


NOTE I - ORGANIZATION AND HISTORY

Paragon Polaris Strategies.Com Inc. is a Nevada Corporation and the Company has been in the development stage since its formation on May 27, 1999.

The Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

On May 27, 1999, Paragon Polaris Strategies.Com Inc. issued 500,000 shares of common stock to its officers and directors as founders' shares in return for the time, effort and expenses to organize and form the corporation. On July 1, 1999 the Company issued 2,000,000 shares of common stock to ten individuals in exchange for certain license rights. On May 15, 2000 100,000 shares were issued for cash.

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At December 31, 2001, there was $0 in cash equivalents.

YEAR END

The Company has elected to have a fiscal year ended December 31.


USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.


NOTE III - RELATED PARTY TRANSACTIONS

     NA

NOTE IV - SUBSEQUENT EVENTS

On September 14, 2001 the United States Securities and Exchange Commission declared the Company's SB2 filing effective. Included in that document was the registration of 2,000,000 shares of common stock to be sold at a price of $0.20 per share. In January, 2002 250,000 shares were subscribed for and management of the registrant halted sales and closed the offering.
Item 8. Changes And Disagreements With Accountants On Accounting And Financial Disclosures

There have been no changes or disagreements with the Company's independent outside auditor.


PART III

ITEM  9.     Directors, Executive Officers, Promoters And Control
Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

              Name       Age                 Position
Robert Foo               51
President and Director
                                             since January 2000

Samuel Lau               34
Secretary/Treasurer and
                                             Director since
                                             January 2000

The directors named above will serve until the first annual meeting of the stockholders of Paragon Polaris stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a Director or Officer.







The Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Robert Foo. Robert Foo, a native of Malaysia and a Canadian citizen, is the President and a Director of Paragon Polaris. In 1975 he graduated from Southern Alberta Institute of Technology with a degree in Business Administration. From 1975 to 1977 Mr. Foo was in the management program of the Denny's Restaurant chain. From 1977 through 1980 he was a sale agent for The Metropolitan Life Insurance Company. From 1980 to 1986 he was a sales representative of Seaboard Life Insurance. Mr. Foo served as the promoter of Archer Communications, Inc. from 1986 to 1988 and currently is President and Chief Executive Officer of Trans Asia Resources, Inc., an oil and gas exploration company, currently engaged in drilling in Texas in conjunction with NYSE listed Apache Petroleum, Inc.

Samuel Lau.  Mr. Lau is the Secretary Treasurer and a Director of
Paragon Polaris.
Since July, 1998 he has served the corporate secretary and office
manage of Trans Asia    Resources, Inc. an oil and gas
exploration company. For the two years preceding June, 1998, Mr. Lau was a supervisor at a large Travel Agency, Happy Times Travel. From November, 1996 to May, 1998 he was a travel consultant with Quality Travel. From 1991 through 1993 he was a sales representative for Key Jewelry. Mr. Lau attended York University, Toronto Ontario.

Item 10.  Executive Compensation

During the year ended December 31, 2001, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.



Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of September 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Title        Name and Address of  Amount and Nature    Percent of
             Owner                of Ownership         Ownership



The following table sets forth, as of the date of this Registration statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of Paragon Polaris. Also included are the shares held by all executive officers and directors as a group.

                                   Number of           Percent of
                                   Shares Owned
 Name and Address                  Beneficially        Class Owned

Robert Foo                              250,000             9.62
4138 Staulo Crescent
Vancouver, BC V8N 3S2

Samuel Lau                              250,000             9.62
#211 - 1503 West 66th Avenue
Vancouver, BC V6P 2R8

Marie M. Charles                        200,000             7.70
Po Box 4456
Pasadena, TX 77503

Roy Donovan Hinton Jr.                  200,000             7.70
9200 Alemeda Genoa Road
Houston, TX 77075

Darren Quan                             200,000             7.70
313 Oakhaven Drive
Pleasanton, TX 78064

George R. Quan                          200,000             7.70
29 King Street
Belize City, Belize

Marsha Quan                             200,000             7.70
313 Oakhaven Drive
Pleasanton, TX 78064

All directors and executive
Officers as a group (2 persons)         500,000            19.23 %







Item 12.  Certain Relationships and Related Transactions

Prior to the date of this Registration statement Paragon Polaris issued to ten individuals a total of 2,000,000 shares of common stock in consideration of acquiring the rights to manufacture and market an oxygen-enhanced product for use in aquaculture, fish and poultry farming and the bioremediation of waste ponds and lagoons in the state of Pennsylvania. David R. Mortenson and Associates acquired these rights from the inventors of the product, N.W. Technologies Inc. under a distribution agreement.

In December, 1999 N.W. Technologies unilaterally canceled its contract and distribution agreement with David R. Mortenson and Associates. Mortenson and several of the concerns that have an interest in the technology through distribution agreements with Mortenson, have filed suit in Harris County court, Texas against N.W. Technologies Inc, its officers and directors and several other individuals and concerns involved with the cancellation and withdrawal.

Paragon Polaris is not withdrawing from its agreement with Mortenson for the distribution and manufacture of the oxygen-enhanced products, nor has it any intention of doing so at the present time. All obligations under that agreement have been suspended until the lawsuit is resolved.

In order to avoid litigation with Paragon Polaris and to protect our shareholders Mortenson granted a distribution license for an Internet based vitamin and health supplement company. The company, VitaMineralHerb.com, is located San Diego, California. There was no charge for this distribution license for the states of Idaho and Oregon.

Item 13   Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K


SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON POLARIS STRATEGIES.COM INC.

By:    /S/   Robert Foo
             Robert Foo, Director and President

March 25, 2002