Form 10QSB
period 2002-03-31
PARAGON POLARIS STRATAGIES COM INC
filed 2002-05-16
CIK 1091293

1

                          United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

               Commission file Number 333 - 32634
                 PARAGON POLARIS STRATEGIES INC.
 Exact name of small business issuer as specified in its charter

 Nevada                               76-0609444
(State or other
 jurisdiction of           I.R.S. Employer Identification No.
incorporation or organization)

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




                               PART I

                        FINANCIAL INFORMATION

Item 1.  Financial Statements.

The un-audited financial statements for the quarter ended March 31, 2002 are attached hereto as Exhibit A

Item 2.       Management's Discussion and Analysis or Plan of
            Operation.

Paragon Polaris Strategies Inc. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of
customers.   All of these individuals and organizations will order
their products via the Internet for sale to their clients. The license will be automatically renewed unless the Company or VitaMineralHerb.com gives the other notice of its intent not to renew.

As a licensee of VitaMineralHerb.com, Paragon Polaris Strategies Inc. eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. The Company plans to target health and fitness professionals in the Province of Alberta, Canada who wish to offer health and fitness products to their customers.

Paragon Polaris (and its customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products. VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup that provides a 10% commission to VitaMineralHerb.com and a profit for Paragon Polaris Strategies Inc.


 (b) Management's discussion and analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

Paragon Polaris Strategies Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934.

In January 2002 the registrant issued 250,000 shares of common stock as part of self-underwritten financing contained in its effective SB2 filing. Shortly thereafter sale of stock was terminated. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $50,000.00 in the form of cash, and total assets of $ 50,000.00.




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

                              PARAGON POLARIS STRATAGIES INC.


     Dated April 17, 2002               /S/ Robert Foo
                                   Robert Foo, President and
                              Director



                              EXHIBIT A




                   PARAGON POLARIS STRATAGIES INC.








          FINANCIAL STATEMENTS FOR THE THREE MONTH PERIODS
                        ENDING MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)
                   PARAGON POLARIS STRATAGIES INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS

CURRENT ASSETS:
     CASH                                                $50,000

OTHER ASSETS
     LICENSE RIGHTS                                            0

TOTAL ASSETS                                              50,000

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     DUE TO RELATED PARTY                                  7,500

TOTAL CURRENT LIABILITIES                                  7,500

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 2,850,000 SHARES
     ISSUED AND OUTSTANDING                                2,850

     ADDITIONAL PAID-IN CAPITAL                           61,805

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                       (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                               (20,155)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)                     42,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    50,000



                         SEE ATTACHED NOTES
                   PARAGON POLARIS STRATAGIES INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)


                                         MARCH 31  MARCH 31
                                            2002         2001

REVENUES:                              $       0   $       0

OPERATING EXPENSES                             0           0

TOTAL OPERATING EXPENSES                       0           0

NET  (LOSS)  FOR THE  PERIOD                 $ 0      $    0


NET  (LOSS)  PER SHARE                $  (  0.00)     $(0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                2,725,000   2,600,000





















                         SEE ATTACHED NOTES
                   PARAGON POLARIS STRATAGIES INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)


                                        MARCH 31      MARCH 31
                                          2002          2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

    NET  (LOSS)  FOR  THE  PERIODS    $      0       $     0

NET CASH FROM (BY)
OPERATING         ACTIVITIES                 0             0

CASH FLOWS FROM
INVESTING         ACTIVITIES                 0             0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:
  ISSUANCE OF COMMON STOCK                50,000           0

INCREASE (DECREASE) IN CASH               50,000           0
CASH, BEGINNING OF PERIOD                    0             0

CASH,    END    OF    PERIOD              50,000  $        0


                         SEE ATTACHED NOTES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2001 financial statements of Paragon Polaris Strategies Inc.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related party as at March 31, 2002              $7,500