Form 10QSB/A
period 2001-09-30
PARAGON POLARIS STRATAGIES COM INC
filed 2002-06-28
CIK 1091293

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                          FORM 10Q SB/A

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

                            BALANCE SHEETS
                   AS AT SEPTEMBER 30, 2001 AND 2000
                       (PREPARED BY MANAGEMENT)

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


                SEE ATTACHED NOTES TO THESE STATEMENTS





                  PARAGON POLARIS STRATEGIES.COM INC.

                        STATEMENT OF OPERATIONS
                      FOR THE NINE MONTH PERIODS
                  ENDING SEPTEMBER 30, 2001 AND 2000
                       (PREPARED BY MANAGEMENT)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           2001       2000


REVENUES                                                  $   0       $   0
OPERATING EXPENSES

     CONSULTING FEES                                          0       1,750
     OFFICE EXPENSES AND FILING    FEES                   1,200          93
     LEGAL AND ACCOUNTING                                 6,300       8,750
TOTAL OPERATING EXPENSES                                  7,500      10,593

NET (LOSS) FOR THE PERIOD                                (7,500)    (10,593)

NET (LOSS) PER SHARE                                    $  0.00     $  0.00


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              2,600,000   2,537,500













                SEE ATTACHED NOTES TO THESE STATEMENTS
                  PARAGON POLARIS STRATEGIES.COM INC.

                        STATEMENT OF CASH FLOWS
          FOR THE PERIODS ENDING SEPTEMBER 30, 2001 AND 2000
                       (PREPARED BY MANAGEMENT)



                                             NINE MONTH PERIODS
                                             ENDED SEPTEMBER 30
                                                   2001     2000


CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

     NET INCOME (LOSS)                        $  (7,500)   $ (10,593)
     NET INCREASE IN
     ACCOUNTS PAYABLE                             7,500        1,200

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                                  0            0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES
     ISSUANCE OF COMMON STOCK                         0       12,000


NET INCREASE (DECREASE IN CASH                        0          207

CASH BEGINNING OF PERIOD                              0            0

CASH END OF PERIOD                          $         0       $  207










                SEE  ATTACHED NOTES TO THESE STATEMENTS


             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    (PREPARED BY MAMAGEMENT)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement made effective July 1, 1999 with David R. Mortenson & Associates (Grantor) to receive the rights to distribute the water treatment products developed by NW Technologies, Inc. for the States of Arizona and Nevada. Minimum purchase requirements were $125,000 the first year and $175,000 the second year.

On July 6, 1999 the Company filed a Form D pursuant to Section 3(b) of the Securities Act and Rule 504 promulgated thereunder, with the Securities and Exchange Commission registering the issuance of 200,000 shares of common stock to each of the ten general partners of David R. Mortenson and Associates, a Texas general Partnership. The shares were issued at a price of $0.001 per share being the par value per share for a total of $2,000 in exchange for the water remediation license. The water remediation license is recorded a cost of $NIL, being the original cost of the license to David R. Mortenson and Associates. The difference between the issue price of the shares and the cost of the license is recorded as a deemed dividend.

The agreement with David R. Mortenson & Associates was entered into by previous management.

In December, 1999 N.W. Technologies, Inc. unilaterally cancelled its contract with David Mortenson & Associates. Early in the year 2000 David Mortenson & Associates laid suit against N.W.
Technologies, Inc. in Harris County Court, Texas.

In the opinion of management, the Company has no direct or indirect interest in the Texas lawsuit

In a letter dated January 5, 2000 David Mortenson & Associates suspended all present and future payments under the License
Agreement until their dispute with N.W. Technologies is resolved.

Due to the dispute regarding the water remediation license, David
R. Mortenson and Associates gave and additional license to the Company on January 20, 2000. The license is to distribute vitamins, minerals, herbs and other health products and supplements via the Internet. The license calls for a 10% add-on for all products purchased and an annual $500 website maintenance fee. The effective date of the License Agreement was January 3, 2000. The license is for an initial three years from the effective date and is automatically renewable unless either party to the license agreement gives ninety days written notice of non-renewal prior to expiration date. No amounts have been recorded in these financial statements regarding the granting of the license.
Dorothy Mortenson is the wife of David R. Mortenson. She is an original incorporator of the Company and served as Corporate Secretary until January 17, 2000 when her shares were purchased by present management. David R. Mortenson is a principal in both David Mortenson & Associates and VitaMineralHerb.com. Neither Mr. nor Mrs. Mortenson own or have owned any of the Company?s securities since November 24, 1999. Outside of his association with VitaMineralHerb.com, Mr. Mortenson has no connection with Paragon Polaris. As a result, management considers that he is at arms length with the Company.
Item 2.   Management's Discussion and Analysis or Plan of
Operation.

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



                              Paragon Polaris Strategies.Com Inc.


     Dated June 22, 2001                /S/ Robert Foo
                                    Robert Foo, President and Director


                              /S/ Samuel Lau,
                                    Samuel Lau
                              Secretary/Treasurer and Director