Form 10KSB/A
period 2001-12-31
PARAGON POLARIS STRATAGIES COM INC
filed 2002-06-28
CIK 1091293

U.S. Securities and Exchange Commission
                          Washington, DC 20549

                             FORM 10 K SB/A

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

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

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

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-
affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific
date within the past 60 days.  As of December 31, 2001:   $ 12,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

2,600,000 shares common stock.  This Form 10K SB consists of 29 pages.


                            TABLE OF CONTENTS

                        FORM 10K SB ANNUAL REPORT

                   PARAGON POLARIS STRATEGIES.COM INC.

PART I
          ITEM                                                             PAGE

               Item   1       Description of Business  ......................1
               Item   2       Description of Property........................5
               Item   3       Legal Proceedings..............................6
               Item   4       Submission of Matters to a Vote of Security
                              Shareholders...................................6

PART II

               Item   5       Market for the Registrant's Common Equity
                              and related Stockholder Matter.................6
               Item   6       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............6
               Item   7       Financial Statements...........................12
               Item   8       Changes in and Disagreements on Accounting
                              and Financial Disclosure.......................16

PART III

               Item   9       Directors, Executive Officers, Promoters
                              and Control persons, Compliance with Section
                              16(a) of the Exchange Act......................16
               Item 10        Executive Compensation.........................16
               Item 11        Security Ownership of Certain Beneficial
                              Owners and Management..........................17
               Item 12        Certain Relationships and Related
                              Transactions...................................17
               Item 13        Exhibits and Reports on Form 8-K...............17

          Signatures........................................................ 17











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

On July 10, 2001, Vitamineralherb.com entered into a manufacturing agreement with Alta Natural Herbs and Supplements Ltd., a publicly held nutraceuticals manufacturing firm, located in Richmond, British Columbia, Canada listed on the Canadian Venture Exchange under the symbol AHS. Alta Natural Herbs and Supplements Ltd. has been a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations for approximately eight years. Alta Natural Herbs and Supplements Ltd. incurred a net loss of $270,566 for the six month period ended April 30, 2001 and incurred a loss of $244,536 over the same six month period in 2000. Alta Natural Herbs and Supplements Ltd. has never operated at a profit since its inception in 1993.

As of April 30, 2001, Alta Natural Herbs and Supplements Ltd. had total assets of $1,019,204 and current assets of $590,797, total liabilities and current liabilities of $309,432 and a net worth of $709,672.
In addition to a line of standard products, Alta Natural Herbs and Supplements Ltd. is able to manufacture custom blended products for customers. Alta Natural Herbs and Supplements Ltd. also has the capability to supply privately labeled products for Paragon/Polaris Inc. customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

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

We are not obliged to purchase and maintain a large inventory, an order desk or shipping department. This method of doing business, which only a short time ago would be unthinkable is now a preferred way of shopping (whether wholesale or retail) for a large segment of the population of North America.

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

Implementation of the business plan.

Our business plan is to sell Vitamineralherb.com products to targeted
markets.   Unless considerable capital is available we will not be able to fully implement the business plan shown in the milestones below. investment may become worthless. Paragon Polaris Strategies.Com Inc. shall employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients and order them through the Internet.

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

If sufficient capital is not available to accomplish those things we will have to obtain additional financing through an additional offering, private or public, bank borrowing or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. You cannot be sure that any additional funds will be available on terms acceptable to Paragon
Polaris Strategies.Com Inc. or at all.   We expect to begin earning
revenues shortly after a sales force is in place but there can be no assurance of this.

The vitamin, supplement, mineral and alternative health product market

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be $434 million in the year 2003, up from $1 million in 1998. Paragon Polaris believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease. There is also a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

The electronic commerce industry is new, rapidly evolving and intensely competitive, and Paragon Polaris expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups including:

- traditional vitamins, supplements, minerals and alternative health products retailers;
- the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
- online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
- independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
- mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
- direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user base, greater brand recognition and significantly greater financial, marketing and other resources than we have. Even if we sell all of the 1,000,000 common shares being offered by us in this offering, we would only have a maximum of $50,000 in working capital and therefore would probably continue at a competitive advantage with respect to established companies. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases.

Competitors have and may continue to have aggressive pricing policies and devote substantially more resources to website and systems development than Paragon Polaris does. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in its market are:

-    ability to attract and retain customers;
-    variety of product selection;
-    product pricing;
-    ability to customize products and labeling;
-    quality and responsiveness of customer service.

We believe that we can compete favorably on these points. However, we will have no control over how successful our competitors are in addressing these factors. In addition Paragon Polaris online competitors can duplicate many of the products or services offered on the VitaMineralHerb.com site.

We believe that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding.

- Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
- Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.
- Lack of customer loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive.
- the multilevel structure of some marketing organizations mandates high prices.

As a result we believe there is significant unmet demand for a shopping channel like that of VitaMineralHerb.com that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

We hope to attract and retain consumers through the following key attributes of our business:

- Broad Expandable Product Assortment. Paragon Polaris product selection is substantially larger than that offered by store-based retailers.
- Low Product Prices. Product prices can be kept low due to volume purchases through Paragon Polaris's affiliation with VitaMineralHerb.com
  and other licensees.   Having no inventory, warehouse space and the need
  for limited administration will also make our prices lower. All products are shipped from Alta Natural herbs & Supplements Ltd. inventory.
- Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
- Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

Regulatory Environment

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Paragon Polaris sells will be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded". A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling.

The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an affect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements.

With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients.

Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.

Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be non-compliant, the seizure of such products and criminal prosecution.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support" also referred to as "structure/function claims" may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met.

These statements may describe how particular dietary ingredients affect the structure or function of the body, or how a dietary ingredient may affect body structure or function, but may not state a drug claim. Here is an example: a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use.

It is possible that the statements presented in connection with product descriptions on VitaMineralHerb.com site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of our suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, VitaMineralHerb.com may have to remove some statements or products from its site or modify these statements, names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Paragon Polaris marketing of products and could cause us to incur significant additional expenses such as for repackaging and reformulation.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores.

The extent to which this provision may be used by online retailers is not yet clear, and we cannot assure you that all pieces of "third party literature" that may be put out in connection with the products Paragon Polaris offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could make that product an unapproved drug or a "misbranded" product, and may be exposing us to enforcement action by the Food and Drug Administration. This could require the removal of the non-compliant literature from the VitaMineralHerb.com website or the modification of Paragon Polaris selling methods. This could interfere with the marketing of that product and cause us to incur significant additional expenses.

Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of that Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future.

Two areas in particular that pose potential regulatory risks are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory situation under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and it has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet.

The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media.

The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All" targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

Paragon Polaris cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it say what effect additional governmental regulations or administrative orders would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, we cannot be sure that the current laws and regulations concerning dietary supplements will remain less restrictive.

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Paragon Polaris sells may also be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.


Regulation of the Internet.

In general, existing laws and regulations apply to the Internet. The exact manner in which these laws and regulations affect the Internet is sometimes uncertain. Most of these laws were adopted prior to the Internet and do not address the unique issues of the Internet or electronic commerce.

Numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection on the Internet. Due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations could be passed. These new laws and regulations could cover issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the way existing laws and regulations apply to the Internet may slow the growth of Internet use and result in a decline in Paragon Polaris sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially affect growth and have a negative affect on our business.

Employees

Paragon Polaris is a development stage company and currently has no employees. Paragon Polaris is currently managed by Robert Foo and Samuel Lau, its officers and directors. We look to them for their management and financial skills and talents. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future other than sales people to set up accounts.

 Item     2.   Description Of Property

Paragon Polaris Strategies.Com Inc. maintains a mailing address at the office of one of its shareholders, but otherwise does not maintain an office. We pay no rent and own no real estate.

Item 3.   Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item 4.   Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.








PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Paragon Polaris Strategies.Com Inc. is a development stage company that is still in the beginning stages of implementing its business plan. No market currently exists for the common stock. Upon completion of all or part of the offering of common shares contained in the registration statement currently underway, it is the intention of the Company to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that any part of this offering will be subscribed to and if all or part of the offering is subscribed to, that the request of Paragon Polaris Strategies.Com Inc. to have the price of its stock quoted on the Over-the-Counter Bulletin Board will be granted.

We have approximately 23 shareholders as of December 31, 2001.

Paragon Polaris Strategies.com Inc. has paid no dividends to date and management does not anticipate the declaring of dividends in the foreseeable future.

On May 28, 1999, Paragon Polaris issued 500,000 shares of common stock to J. P. Beehner and Dorothy Mortenson, our original officers and directors, as founders' shares in return for the time, effort and expenditures to organize and form the corporation. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. On June 18, 1999 Paragon Polaris issued 200,000 shares of common stock each to ten individuals: David R. Mortenson, Roy Donovan Hinton, Jr., Marie M. Charles, George R. Quan, Marsha Quan, Darren Quan, C.E. Kaiser, James R. Collins, Jock R. Collins and Laurent R. Barbadaux - for a total of 2,000,000 shares in return for the water treatment rights for the state of Pennsylvania and the development of the business plan. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All of the shares described in this paragraph were issued to a small number of sophisticated or accredited investors who were active in our business and had thorough knowledge concerning us. All issued shares bear a restrictive legend and were sold pursuant to a letter of intent.

On January 17, 2000 the 500,000 founders' shares of common stock were purchased by our present officers and directors. This purchase was made in reliance upon Section 4(1) of the Securities Act of 1933 in that the sale was made to our present officers and directors who are sophisticated and accredited investors and who had complete access to
all information concerning us.    All issued shares bear a restrictive
legend and were sold pursuant to a letter of intent.

On May 15, 2000 Paragon Polaris issued 100,000 shares of common stock for cash at a price of $0.12 per share for an aggregate of $12,000 to Sandringham Investments Limited. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933. Sandringham is a sophisticated and accredited investor that is active in business and had thorough knowledge concerning us. All issued shares bear a restrictive legend and were sold pursuant to a letter of intent. In addition, these shares were also sold in reliance upon the exemption in Regulation S, since the investor is a resident of Canada who purchased its securities subject to the restrictions of Rule 144.


Rule 144 Shares

Of the shares issued and described above, 2,350,000 shares are available to be sold to the public in accordance with the volume and trading limitations of Rule 144. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.   1%  of  the  number  of shares of the company's common  stock  then outstanding which, in our case, will equal approximately 23,500 shares as of the date of this report; or

2. the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales  under Rule 144 are also subject to manner of sale provisions  and
notice   requirements  and  to  the  availability  of   current   public
information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this report, persons who are our affiliates hold 500,000 of the 2,350,000 shares that may be sold pursuant to Rule 144.


Item     6.   Management Discussion and Analysis or Plan of Operation

Upon the completion of all or part of the sale of shares contained in the current offering we intend to proceed as quickly as possible to hire one or more sales representatives to present its service to potential customers. Geography is an obstacle that must be dealt with. Our territory is very large, making adequate coverage by one salesperson virtually impossible. A minimum of two representatives will be necessary. After opening accounts, these representatives will be necessary to service existing customers. Research has indicated that this servicing or detailing of already established accounts results in larger increases in reorders of product.

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

In the event we only sell 250,000 of our common shares we would only be able to pay our attorneys, accountants, electronic filing and printing expenses. The remaining funds that could be allocated for start up costs would be totally inadequate and we would not have any funds for hiring personnel. Management would be forced to seek other avenues to implement our business plan.

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

                      INDEX TO FINANCIAL STATEMENTS

                            TABLE OF CONTENTS



ITEM                                                                   PAGE

Report of Certified Public Accountant.................................... 9

Balance Sheets, December 31, 2001 and 2000...............................10

Statement of Operations, the years ended December 30, 2001 and 2000
And for the period May 27, 1999(inception) through December 31,2001......11

Statement of Stockholders' Equity  (Deficit) for the period
May 27, 1999 (Inception) through December 31, 2001.......................12

 Statement of Cash Flows for the years ended December 31, 2001 and 2000; and for the period from May 27, 1999 (Inception) through December 31,
2001.....................................................................13

Notes to Financial Statements...................................... 14 & 15





















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

In my opinion, The Financial Statements referred to above present fairly, in all material respects, the financial position of Paragon Polaris Strategies.Com Inc. (a development stage enterprise) as of December 31, 2001 and 2000; the results of its operations and changes in its cash flows for the years ended December 31, 2001 and 2000 and the Statement of Stockholders' Equity for the Period from May 27, 1999 (Inception) through December 31, 2001in conformity with generally accepted accounting principles.


Janet Loss, C.P.A., P.C.
March 26, 2002
                   PARAGON POLARIS STRATEGIES.COM INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                             BALANCE SHEETS
                    AS AT DECEMBER 31, 2001 AND 2000
                                                   2001         2000
                                 ASSETS

  CURRENT ASSETS:
       CASH                                  $       0       $       0

    TOTAL   CURRENT  ASSETS                          0               0

      TOTAL    ASSETS                                0               0

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:                           7,500               0

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


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                   PARAGON POLARIS STRATEGIES.COM INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
               AND FOR THE PERIOD MAY 27, 1999 (INCEPTION)
                        THROUGH DECEMBER 31, 2001





                                                  INCEPTION TO

                              DEC. 31, 2001       DEC.31, 2000        DEC.31, 2001

REVENUES:                          $     0            $     0               $     0


OPERATING EXPENSES:

PROFESSIONAL FEES                        0              8,431                 9,836
TAXES      AND     LICENSES          1,200                320                 1,650
OFFICE     EXPENSES                  6,300              2,049                 8,669

TOTAL OPERATING EXPENSES             7,500             10,800                20,155


NET   (LOSS)  FOR  THE  PERIOD  $   (7,500)        $  (10,800)          $   (20,155)


NET (LOSS) PER SHARE            $    (0.00)        $    (0.00)          $     (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          2600000            2553000




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.
                   PARAGON POLARIS STRATEGIES.COM INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD MAY 27, 1999 (INCEPTION)
                        THROUGH DECEMBER 31, 2001




              COMMON           ADDITIONAL
              STOCK            PAID                   DEFICIT
              NUMBER           IN                     ACCUMULATED
              OF       COMMON  CAPITAL                DURING        TOTAL
              SHARES   STOCK                DEEMED    THE           STOCKHOLDER'S
                       AMOUNT               DIVIDEND  DEVELOPMENT   EQUITY
                                                      STAGE

   COMMON
   STOCK      500000   500      155         0         0             500
 ISSUED MAY
  28, 1999
  FOR CASH

   COMMON     2000000  2,000    0           0          0            2,000
   STOCK
   ISSUED
  JULY 1,
  2000 FOR
    CASH

   DEEMED
  DIVIDEND        0      0      0           (2000)     0            (2,000)
RE: LICENSE
   RIGHTS

 (LOSS) FOR
 THE PERIOD       0      0      0            0         (1855)       (1,855)
  MAY 27,
    1999
(INCEPTION)
  THROUGH
  DECEMBER
  31, 2001

BALANCES
___________________________________________________________________________
DECEMBER
31, 1999     2500000   2,500     155         (2,000)   (1,855)       (1,200)

COMMON
STOCK
ISSUED MAY
15, 2000
FOR CASH     100000     100      11900        0         0             12,000

(DEFICIT)
FOR THE
YEAR ENDED
DECEMBER 31   0          0        0           0          (10,800)     (10,800)
2000



BALANCES
___________________________________________________________________________

DECEMBER 31
2000         2600000  2,600      12,055     (2,000)      (12,655)         0

                            (CARRIED FORWARD)




                            (BROUGHT FORWARD)


BALANCES
___________________________________________________________________________

DECEMBER 31
2000         2600000  2,600      12,055     (2,000)      (12,655)          0

(DEFICIT)
FOR THE
YEAR ENDED   0         0          0           0           (7,500)          (7,500)
DECEMBER 31,
2001
BALANCES
___________________________________________________________________________

DECEMBER 31,
2001         2600000   2600      12,055       (2,000)     (20,155)         (7,500)














 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                   PARAGON POLARIS STRATEGIES.COM INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
               AND FOR THE PERIOD MAY 27, 1999 (INCEPTION)
                        THROUGH DECEMBER 31, 2001

                                                             INCEPTION TO
                               DECEMBER 31      DECEMBER 31   DECEMBER 31
                                  2001             2000           2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

  NET INCOME (LOSS)         $    (7,500)     $    (10,800)   $   (20,155)
  INCREASE (DECREASE)
  IN ACCOUNTS PAYABLE             7,500            (1,200)         7,500

NET CASH (USED) BY
OPERATING     ACTIVITIES              0           (12,000)       (12,655)

CASH FLOWS FROM I
NVESTING ACTIVITIES:

  DEEMED DIVIDEND RE:
  LICENSE RIGHTS                      0                 0         (2,000)

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

ISSUANCE OF COMMON
STOCKS                                0            12,000         14,655

INCREASE (DECREASE) IN CASH           0                0              0
CASH, BEGINNING OF PERIOD             0                0              0

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

REVENUE RECOGNITION POLICIES

Revenue will be recognized on a net commission basis. The Company has no research and development expenses.

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

NOTE IV - SUBSEQUENT EVENTS

On September 14, 2001 the United States Securities and Exchange Commission declared the Company's SB2 filing effective. Included in that document was the registration of 2,000,000 shares of common stock to be sold at a price of $0.20 per share. In January, 2002 250,000 shares were subscribed for, fully paid and issued. Management of the registrant halted sales and closed the offering. This decision was made due to general market conditions and the difficulty in attracting subscribers prior to the NASD assigning a symbol and admitting the Company's shares for quotation on the OTC Bulletin Board.


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

Both of our directors have other business interests and as a result they will spend only a portion of their time on an as-needed basis conducting the affairs of the Company. Our president has indicated that as we grow and the need for his services increase, he will increase his time devoted to the affairs of Paragon Polaris accordingly.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2001 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:


                                    Number     Transactions   Known Failures
                                    Of late    Not Timely     To File a
Name and principal position         Reports    Reported       Required Form
---------------------------         --------   -----------    ------

Robert    Foo                           0              0          0
(president and director)
Samuel     Lau                          0              0          0
(secretary, treasurer and director)

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


Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth, as of December 31, 2001 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of Paragon Polaris. Also included are the shares held by all executive officers and directors as a group.

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




Item 12.  Certain Relationships and Related Transactions

In July 1999 Paragon Polaris issued to ten individuals a total of 2,000,000 shares of common stock in consideration of acquiring the rights to manufacture and market an oxygen-enhanced product for use in aquaculture, fish and poultry farming and the bioremediation of waste ponds and lagoons in the state of Pennsylvania. David R. Mortenson and Associates acquired these rights from the inventors of the product, N.W. Technologies Inc. under a distribution agreement.

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

Item 13   Exhibits and Reports for Form 8-K

           Exhibit
           3.1          Articles of Incorporation*
           3.2          Bylaws*
           10.1         License Agreement*
           10.2         Assignment of License Agreement*
           10.3         License Agreement-Water*
           10.4         Manufacturing Agreement between
                        Vitamineralherb.com and Alta*

* Incorporated by reference

There are no Exhibits or Reports on Form 8-K

SIGNATURES
In Accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON POLARIS STRATEGIES.COM INC.
By:    /S/   Robert Foo                           By: /s/ Samuel Lau
             Robert Foo, Director and President   Samuel Lau,
                                                  Director and Treasurer

June 7, 2002