Form 10QSB/A
period 2002-03-31
PARAGON POLARIS STRATAGIES COM INC
filed 2002-06-28
CIK 1091293

1


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

                            BALANCE SHEET
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS

CURRENT ASSETS:
     CASH                                                $50,000

OTHER ASSETS
     LICENSE RIGHTS                                            0

TOTAL ASSETS                                              50,000

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                     18,161
     DUE TO RELATED PARTY                                  7,500

TOTAL CURRENT LIABILITIES                                 25,661

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 2,850,000 SHARES
     ISSUED AND OUTSTANDING                                2,850

     ADDITIONAL PAID-IN CAPITAL                           61,805

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                       (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                               (38,316)

TOTAL STOCKHOLDERS'  EQUITY (DEFICIT)                     24,339

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  50,000



                         SEE ATTACHED NOTES
                   PARAGON POLARIS STRATAGIES INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF OPERATIONS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)


                                         MARCH 31  MARCH 31
                                            2002      2001

REVENUES:                              $    0        $   0

OPERATING EXPENSES
     LEGAL AND AUDIT                       14,161        0
     FILING FEES                            4,000        0

TOTAL OPERATING EXPENSES                   18,161        0

NET   (LOSS)   FOR  THE  PERIOD       $(   18,161)      $0


NET  (LOSS)  PER SHARE                 $  (  0.00)  $ (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                2,725,000   2,600,000


















                         SEE ATTACHED NOTES
                   PARAGON POLARIS STRATAGIES INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                      (PREPARED BY MANAGEMENT)


                                        MARCH 31      MARCH 31
                                           2002          2001
CASH FLOWS FROM (BY)
OPERATING ACTIVITIES:

    NET   (LOSS)   FOR  THE  PERIODS   $ (18,161)      $   0
LESS NET INCREASE IN ACCOUNTS PAYABLE     18,161           0

NET CASH FROM (BY)
OPERATING ACTIVITIES                           0           0

CASH FLOWS FROM
INVESTING         ACTIVITIES                   0           0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:
  ISSUANCE OF COMMON STOCK                50,000           0

INCREASE (DECREASE) IN CASH               50,000           0
CASH, BEGINNING OF PERIOD                      0           0

CASH, END OF PERIOD                  $    50,000     $     0


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

Due to related party as at March 31, 2002              $7,500

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

As at March 31, 2002 none of the proceeds has been applied.
Management plans on reimbursing $7,500 to a related party, dispersing an additional $5,540 in legal expenses $8,621 in accounting charges and a further $4,000 in electronic filing fees. The balance of $24,339 will be retained as working capital pending scaling-down of our business plan and management's attempts to raise further capital.

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

                              PARAGON POLARIS STRATAGIES INC.


     Dated June 7, 2002                 /S/ Robert Foo
                                   Robert Foo, President and Director

                                        /S/  Samuel Lau
                                   Samuel Lau, Secretary Treasurer