Form 10QSB
period 2002-06-30
PARAGON POLARIS STRATAGIES COM INC
filed 2002-08-15
CIK 1091293

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                          FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2002

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

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 1,350,000 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.






                  FINANCIAL STATEMENTS FOR THE THREE MONTH
                            AND SIX MONTH PERIODS
                            ENDING JUNE 30, 2002
                          (PREPARED BY MANAGEMENT)
                       PARAGON POLARIS STRATEGIES INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEET
                             AS AT JUNE 30, 2002
                          (PREPARED BY MANAGEMENT)

                                   ASSETS

CURRENT ASSETS:
     CASH                                                $24,339

OTHER ASSETS
     LICENSE RIGHTS                                            0

TOTAL ASSETS                                              24,339

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     DUE TO RELATED PARTY                                      0

TOTAL CURRENT LIABILITIES                                      0

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 2,850,000 SHARES
     ISSUED AND OUTSTANDING                                2,850

     ADDITIONAL PAID-IN CAPITAL                           61,805

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                       (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                               (38,316)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      24,339
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                24,339



                             SEE ATTACHED NOTES
                       PARAGON POLARIS STRATEGIES INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                     PARAGON POLARIS STRATEGIES.COM INC.
                           STATEMENT OF OPERATIONS
                      FOR THE THREE MONTH AND SIX MONTH
                    PERIODS ENDING JUNE 30, 2002 AND 2001

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30                 JUNE  30
                                        2002      2001      2002        2001

REVENUES                           $      0     $    0       $ 0     $    0

OPERATING EXPENSES
   OFFICE EXPENSES AND FILING FEES        0      1,200         0      1,200
   LEGAL AND ACCOUNTING                   0      6,300         0      6,300

TOTAL OPERATING EXPENSES                  0      7,500         0      7,500

NET (LOSS) FOR THE PERIOD          (      0)    (7,500)    (   0)    (7,500)

NET (LOSS) PER SHARE               $ ( 0.00)   $ (0.00)  $ (0.00)   (  0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         2,850,000    2,600,000   2,850,000 2,600,000

















                   SEE ATTACHED NOTES TO THESE STATEMENTS
                     PARAGON POLARIS STRATEGIES.COM INC.

                           STATEMENT OF CASH FLOWS
                              FOR THE SIX MONTH
                    PERIODS ENDING JUNE 30, 2002 AND 2001


                                              SIX MONTHS ENDED
                                                  JUNE 30
                                                2002            2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES
     NET INCOME (LOSS)                    $  (18,161)     $   (7,500)
     NET INCREASE (DECREASE)
     IN ACCOUNTS PAYABLE                    (  7,500)          7,500

TOTAL CASH FLOWS FROM (T0)
OPERATING ACTIVITIES                        ( 25,661)              0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                               0               0
CASH FLOWS FROM (TO)
FINANCING ACTIVITIES

     ISSUANCE OF COMMON STOCK                 50,000               0

NET INCREASE (DECREASE) IN CASH               24,339               0

CASH BEGINNING OF PERIOD                      50,000               0

CASH END OF PERIOD                         $  24,339        $      0










                             SEE ATTACHED NOTES
                        NOTES TO FINANCIAL STATEMENTS
                          (PREPARED BY MANAGEMENT)

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

Dorothy Mortenson is the wife of David R. Mortenson. She is an original incorporator of the Company and served as Corporate Secretary until January 17, 2000 when her shares were purchased by present management. David R. Mortenson is a principal in both David Mortenson & Associates and Vitamineralherb.com. Neither Mr. nor Mrs. Mortenson own or have owned any of the Company's securities since November 24, 1999. Outside of his association with Vitamineralherb.com, Mr. Mortenson has no connection with Paragon Polaris. As a result, management considers that he is at arms length with the Company.


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

In January 2002 the registrant issued 250,000 shares of common stock as part of self-underwritten financing contained in its effective SB2 filing. Shortly thereafter sale of stock was terminated. Consequently, our balance sheet for the period ending June 30, 2000 reflects current assets of $24,339 in the form of cash, and total assets of $ 24,339.

During the three month period ending June 30, 2002, management reimbursed $7,500 to a related party, paid $6,840 in legal expenses $7,321 in accounting charges and a further $4,000 in electronic filing fees. The balance of $24,339 is being retained as working capital pending scaling-down of our business plan and management's attempts to raise further capital.

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

                              PARAGON POLARIS STRATAGIES INC.


     Dated August 7, 2002               /S/ Robert Foo
                                   Robert Foo, President and Director

                                       /S/ Samuel Lau
                                    Samuel Lau, Secretary Treasurer