Form 10QSB/A
period 2002-06-30
PARAGON POLARIS STRATAGIES COM INC
filed 2002-11-18
CIK 1091293

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

                                BALANCE SHEET
                             AS AT JUNE 30, 2002
                          (PREPARED BY MANAGEMENT)

                                   ASSETS

CURRENT ASSETS:
     CASH                                                     $24,279

OTHER ASSETS
     LICENSE RIGHTS                                                 0

TOTAL ASSETS                                                   24,339

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                                0

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 2,850,000 SHARES
     ISSUED AND OUTSTANDING                                     2,850

     ADDITIONAL PAID-IN CAPITAL                                61,805

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                            (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                                    (38,376)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           24,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  24,279



                             SEE ATTACHED NOTES
                       PARAGON POLARIS STRATEGIES INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                     PARAGON POLARIS STRATEGIES.COM INC.
                           STATEMENT OF OPERATIONS
                      FOR THE THREE MONTH AND SIX MONTH
                    PERIODS ENDING JUNE 30, 2002 AND 2001

                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                           JUNE 30            JUNE 30
                                        2002      2001    2002        2001

REVENUES                           $     0     $     0    $  0      $    0

OPERATING EXPENSES
   OFFICE EXPENSES AND FILING FEES      60       1,200      60       1,200
   LEGAL AND ACCOUNTING               18,161     6,300    18,161     6,300

TOTAL OPERATING EXPENSES              18,221     7,500    18,221     7,500

NET (LOSS) FOR THE PERIOD            (18,221)   (7,500) ( 18,221)   (7,500)

NET (LOSS) PER SHARE                 ( 0.01)    ( 0.00)    (0.01)   ( 0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           2,850,000 2,600,000  2,850,000 2,600,000

















                   SEE ATTACHED NOTES TO THESE STATEMENTS
                     PARAGON POLARIS STRATEGIES.COM INC.

                           STATEMENT OF CASH FLOWS
                              FOR THE SIX MONTH
                    PERIODS ENDING JUNE 30, 2002 AND 2001


                                             SIX MONTHS ENDED
                                                  JUNE 30
                                          2002        2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES
     NET INCOME (LOSS)               $  (18,221)     $   (7,500)
     NET INCREASE (DECREASE)
     IN ACCOUNTS PAYABLE               (  7,500)          7,500

TOTAL CASH FLOWS FROM (T0)
OPERATING ACTIVITIES                   ( 25,721)              0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                          0               0
CASH FLOWS FROM (TO)
FINANCING ACTIVITIES

     ISSUANCE OF COMMON STOCK            50,000               0

NET INCREASE (DECREASE) IN CASH          24,279               0

CASH BEGINNING OF PERIOD                      0               0

CASH END OF PERIOD                    $  24,279          $    0










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

In January 2002 the registrant issued 250,000 shares of common stock as part of self-underwritten financing contained in its effective SB2 filing. Shortly thereafter sale of stock was terminated. Consequently, our balance sheet for the period ending June 30, 2002 reflects current assets of $24,339 in the form of cash, and total assets of $ 24,339.

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

                              PARAGON POLARIS STRATEGIES INC.


     Dated August 7, 2002               /S/ Robert Foo
                                   Robert Foo, President and Director

                              /S/ Samuel Lau
                                    Samuel Lau, Secretary Treasurer