Form 10QSB
period 2002-09-30
PARAGON POLARIS STRATAGIES COM INC
filed 2002-11-18
CIK 1091293

1

                              United States
                   Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10Q SB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2002

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

   Transitional Small Business Disclosure Format (check one)  Yes ___No X




PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.






                  FINANCIAL STATEMENTS FOR THE THREE MONTH
                           AND NINE MONTH PERIODS
                          ENDING SEPTEMBER 30, 2002
                          (PREPARED BY MANAGEMENT)
                       PARAGON POLARIS STRATEGIES INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                                BALANCE SHEET
                          AS AT SEPTEMBER 30, 2002
                          (PREPARED BY MANAGEMENT)

                                   ASSETS

CURRENT ASSETS:
     CASH                                                $24,249

OTHER ASSETS
     LICENSE RIGHTS                                            0

TOTAL ASSETS                                              24,249

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                           0

STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.001 PAR
     VALUE; 100,000,000 SHARES
     AUTHORIZED AND 2,850,000 SHARES
     ISSUED AND OUTSTANDING                                2,850

     ADDITIONAL PAID-IN CAPITAL                           61,805

     DEEMED DIVIDEND RE:
     LICENSE RIGHTS                                       (2,000)

     (DEFICIT) ACCUMULATED DURING
     THE DEVELOPMENT STAGE                               (38,406)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      24,249
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  24,249



                             SEE ATTACHED NOTES
                       PARAGON POLARIS STRATEGIES INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                     PARAGON POLARIS STRATEGIES.COM INC.
                           STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND NINE MONTH
                 PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30             SEPTEMBER 30
                                   2002      2001      2002        2001

REVENUES                            0          0        0           0

OPERATING EXPENSES
OFFICE EXPENSES AND FILING FEES     30      1,200       90        1,200
   LEGAL AND ACCOUNTING              0      6,300    18,161       6,300

TOTAL OPERATING EXPENSES            30      7,500    18,251       7,500

NET (LOSS) FOR THE PERIOD       (   30)    (7,500)  (18,251)     (7,500)

NET (LOSS) PER SHARE            ( 0.00)   (  0.00)  (0.01)      (  0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     2,850,000  2,600,000 2,850,000   2,600,000

















                   SEE ATTACHED NOTES TO THESE STATEMENTS
                     PARAGON POLARIS STRATEGIES.COM INC.

                           STATEMENT OF CASH FLOWS
                              FOR THE SIX MONTH
                 PERIODS ENDING SEPTEMBER 30, 2002 AND 2001


NINE MONTHS ENDED
                                             SEPTEMBER 30
                                          2002        2001

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES
     NET INCOME (LOSS)              $  (18,251)     $  (7,500)
     NET INCREASE (DECREASE)
     IN ACCOUNTS PAYABLE              (  7,500)         7,500

TOTAL CASH FLOWS FROM (T0)
OPERATING ACTIVITIES                  ( 25,751)             0

CASH FLOWS FROM (TO)
INVESTING ACTIVITIES                         0              0
CASH FLOWS FROM (TO)
FINANCING ACTIVITIES

     ISSUANCE OF COMMON STOCK           50,000              0

NET INCREASE (DECREASE) IN CASH         24,249              0

CASH BEGINNING OF PERIOD                50,000              0

CASH END OF PERIOD                   $  24,249       $      0










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

                              PARAGON POLARIS STRATEGIES INC.


     Dated November 13, 2002               /S/ Robert Foo
                                   Robert Foo, President and Director

                                          /S/ Samuel Lau
                                    Samuel Lau, Secretary Treasurer