Form 10KSB
period 2002-12-31
PARAGON POLARIS STRATAGIES COM INC
filed 2003-04-01
CIK 1091293

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  December  31,  2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER  000-33163
                          ---------

                       PARAGON POLARIS STRATEGIES.COM INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

NEVADA                                              76-0609444
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)
------------------------------

Suite 1700, 1111 West Georgia Street
Vancouver, British Columbia, Canada                 V6E 4M3
---------------------------------------             -----------
(Address of principal executive offices)            (Zip Code)

604-681-1754
---------------------------

Issuer's telephone number


Securities registered under Section 12(b) of the Exchange Act:      NONE.
                                                                    -----

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE.
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $NIL
                                                                 ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,940,500, as of March 27, 2003.
                                 --------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,886,398 SHARES OF COMMON STOCK,
                                              ----------------------------------
AS  OF  MARCH  24,  2003.
-------------------------

                       PARAGON POLARIS STRATEGIES.COM INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART I

Item 1.     Description  Of  Business.                                        3

Item 2.     Description  Of  Property.                                       15

Item 3.     Legal  Proceedings.                                              15

Item 4.     Submission  Of  Matters  To  A  Vote  Of Security Holders.       15


PART II

Item 5.     Market  For Common Equity And Related Stockholder Matters.       16

Item 6.     Management's Discussion And Analysis Or Plan Of Operation.       17

Item 7.     Financial  Statements.                                           19

Item 8.     Changes  In  And  Disagreements  With Accountants On
            Accounting And Financial  Disclosure.                            27


PART III

Item 9.     Directors,  Executive  Officers,  Promoters  And
            Control  Persons; Compliance  With  Section  16(A)  Of
            The  Exchange  Act.                                              27

Item 10.    Executive  Compensation.                                         29

Item 11.    Security  Ownership  Of Certain Beneficial Owners
            And Management.                                                  31

Item 12.    Certain  Relationships  And  Related  Transactions.              32

Item 13.    Exhibits  And  Reports  On  Form  8-K.                           33

Item 14.    Controls  And  Procedures.                                       34

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS.

CORPORATE ORGANIZATION

Paragon Polaris Strategies.com Inc. (the "Company") was incorporated in the State of Nevada on May 27, 1999.

On July 1, 1999, the Company acquired limited rights to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses. The rights to use this technology were subsequently  withdrawn  by  agreement  with  the  owner.  Paragon  Polaris subsequently acquired a three year license to market and sell vitamins, minerals, nutritional supplements from Vitamineralherb.com Inc. This business has been abandoned by the Company.

The Company has entered into an agreement on November 20, 2002 to merge with Icoworks, Inc. (www.icoworks.com), a Nevada corporation that specializes in offering a complete array of industrial, oilfield and commercial appraisal, liquidation and auction services. Under the terms of the merger agreement, the Company has agreed to issue shares of its common stock to the shareholders of Icoworks on a two-for-one basis.

The board of directors of the Company also approved a two-for-one split of the Company's common stock concurrent with the entering into of the merger agreement. The Company's authorized capital was increased from 25,000,000 shares to 50,000,000 shares of common stock in connection with the stock split.

The Company completed the acquisition of a 56% interest in Icoworks on February 20, 2003 through the private acquisition of 3,593,199 shares of Icoworks from several non-U.S. shareholders. The Company issued 7,186,398 shares of its common stock to acquire this interest. The Company plans to complete the merger with Icoworks as contemplated by the merger agreement. The Company anticipates issuing an aggregate of 12,886,398 shares in order to complete the acquisition of all of the outstanding shares of Icoworks, inclusive of the 7,186,398 shares issued by the Company on February 20, 2003 to acquire the majority 56% interest in Icoworks. In addition, the Company will issue options and warrants to the current optionholders and warrantholders of Icoworks on a one-for-one pre-split basis. The completion of the merger will be subject to approval by the shareholders of both the Company and Icoworks. The Company will be proceeding with the filing of a registration statement with the Securities and Exchange Commission in connection with obtaining shareholder approval of the merger.

The Company has adopted the business name of "Icoworks, Inc." pending completion of the merger. The Company is seeking the consent of a majority of its shareholders to the change of its corporate name to "Icoworks Inc.", the increase to the authorized number of shares of common stock to 100,000,000 shares and the creation of a class of 10,000,000 authorized shares of preferred stock. Each of these changes will require an amendment to the Company's articles of incorporation. If shareholder approval is obtained, these changes are anticipated to be effective approximately April 7, 2003, at the earliest.

The Company does not have any business or subsidiaries other than its 56% interest in Icoworks.

DESCRIPTION OF ICOWORKS BUSINESS

OVERVIEW OF ICOWORKS

Icoworks is engaged in the asset realization business and is a provider of a full and comprehensive range of auction, liquidation and appraisal services to the industrial, oilfield, commercial and office markets. Icoworks' business operations have historically been based in Calgary, Alberta, Canada and have recently been expanded to include a subsidiary operation in Oakville, Ontario, Canada. Icoworks plans to expand its business, both through the expansion of its traditional auction, liquidation and appraisal services and through the acquisition of other businesses engaged in the asset realization business that complement Icoworks' growth strategy. Icoworks also plans to enhance its traditional services by the use of technology, including the use of live internet auctions, online internet auctions and technology-assisted auctions, in order to expand the scope of potential purchasers for its asset realization business and to facilitate auction transactions.

CORPORATE BACKGROUND

Icoworks was incorporated as a Nevada corporation on February 27, 1998 under the name "Miracle Living Centers, Inc." The corporate name was changed to "TradeZap, Inc." on December 8, 2000. The corporate name was subsequently changed to "Icoworks, Inc." on May 6, 2002 to reflect its current business operations.

Icoworks acquired all the issued and outstanding common shares of Bill Wigley Auction Services Ltd. effective December 1, 2001. Bill Wigley Auction Services Ltd. was subsequently renamed Icoworks Services Ltd. ("Icoworks Services"). Icoworks Services is an Alberta corporation incorporated on January 30, 1987.
Icoworks Services has been in the business of providing auction liquidation appraisal services to the industrial, oilfield, commercial and office markets in Calgary, Alberta, Canada since 1987. Icoworks Services is the primary operating subsidiary of Icoworks in Canada. Icoworks Services has specific expertise in the oilfield exploration and production sector and is considered to be a leader in this market. Icoworks Services also participates in all types of industrial and commercial auctions, appraisals and liquidations. With the acquisition, Icoworks obtained an up-to-date database of some 65,000 active clients of Bill Wigley Auction Services with over 100 different interest classifications.

Icoworks Services entered into a three year employment agreement with Mr. Bill Wigley, the former owner of Icoworks Services on the closing of the acquisition effective December 1, 2001. Mr. Wigley was also appointed as the vice president
-  industrial  auctions  for  Icoworks.

Icoworks purchased DM International Appraisals and Consulting, Ltd. in April 2002 from Mr. Darrell McGrath. DM International Appraisals and Consulting, Ltd. is an equipment appraisal company that was owned and operated by Mr. McGrath. Mr. McGrath has in excess of 24 years of experience and has thorough knowledge of oilfield equipment and other physical assets. The appraisal business of DM International Appraisals and Consulting Ltd. involves offering accurate, up-to-date evaluations of physical assets, as well as qualified advice in determining the useful life of equipment or the cost to materially increase the value of equipment. On the closing of this acquisition, Icoworks Services entered into a one year employment agreement with Mr. McGrath pursuant to which he is paid $9,000 CDN per month. Mr. McGrath is currently the manager of oilfield services for Icoworks Services.

Icoworks incorporated Icoworks Eastern Limited to conduct its Ontario operations. Icoworks incorporated Icoworks Services Inc., a Nevada corporation, on March 14, 2003, to carry out its United States operations. Icoworks incorporated Icoworks Joint Ventures Inc. to carry out its joint ventures for bought deals.

INDUSTRY BACKGROUND

Icoworks competes in the industrial and commercial auction, liquidation and appraisal market. According to the US National Auctioneers Association (the "NAA"), the commercial auction market in the United States generated in excess of $267.5 billion in gross sales in 2001. The NAA estimated that there are an average of 600,000 commercial auctions held each year in the United States, by more than 12,000 licensed auctioneers. Bain and Company have estimated the market for the disposal of corporate assets is approximately $300 billion per year.

The industrial equipment market redistributes factory processing industrial plants, movable equipment, such as back hoes, excavators, trucks, forklifts and other construction equipment. Used equipment is sold by equipment manufacturers, distributors, dealers, equipment brokers, equipment rental companies and auctioneers. These sources account for the majority of used equipment sales; however, auctioneers provide the unique service of arranging for groups of buyers and sellers to convene and to complete transactions. The NAA estimates that there is approximately $1 trillion in used industrial equipment currently in operation and that approximately $100 billion worth of used equipment will trade hands annually. Of this market, the auction industry currently handles approximately 5% of used industrial equipment sales annually.

Icoworks believes that more used equipment sales will occur through auctions, as a result of increased acceptance of the auction as a method to sell products. In addition, Icoworks believes that there has been a growing acceptance of auctions, especially online auctions, as a low cost and efficient means for matching buyers and sellers. Accordingly, Icoworks anticipates that the auction channel will facilitate an increasing share of the used equipment market in the future.

ICOWORKS' SERVICES

Icoworks provides asset realization services to its customers. These services primarily involve auction liquidation and appraisal services. The Company's plan is to increase the scope of its services to include bought deals and other arrangements where Icoworks would acquire a business interest in the assets being sold in addition to facilitating the sale of assets.

Auction Services
----------------

Icoworks is primarily involved in the auction business. Icoworks conducts auctions on behalf of its customers who desire or are required to sell assets. The range of asset disposition services that Icoworks offers in connection with its auction services includes the following:

(a) Sales of industrial and commercial assets in commercial and industrial bankruptcies on behalf of receiver managers and trustees;

(b)  Sales  of  assets  seized  by  sheriffs;

(c)  Sales  of  assets  repossessed  by  creditors  under  security  agreements;

(d)  Managed  asset  removal  and  settlement  transactions;

(e)  Private  treaty  sales  for  companies;

(f)  Sales  of  assets  for  consignors.

Valuations And Appraisals
-------------------------

Icoworks provides valuations and appraisals in connection with its auction and liquidation services. The appraisal and evaluation process is an important step in attracting equipment for an auction or liquidation. Most appraisals commence when Icoworks personnel visit the location of the prospective customer's equipment. Appraisals tend to be directed towards entire plants and equipment spreads available because of a bankruptcy, foreclosure, divestiture, abandonment or relocation process. Appraisals of individual or smaller groupings of equipment are usually performed for inclusion in a larger auction. In completing the appraisal process, Icoworks describes each item to be appraised in a standard format. The equipment description includes information such as year of manufacture, manufacturer, model, serial number, attachments and condition, including references to refurbishing work required to make each item ready for sale. Photographs are taken of as many of the items as practical. Icoworks appraisers then assign values to each item of equipment.
Once this initial process is completed, Icoworks appraisers and management consult to arrive at a final valuation for the prospective customer.

In addition to valuations and appraisals in connection with auctions, Icoworks consults with financial institutions, public and privately held corporations, and creditor groups to provide valuations on both a fee for services basis and as a basis for custom proposals for prospective customers. Members of Icoworks have consulted as expert witnesses in judicial proceedings relating to the valuation of assets.

Liquidations
------------

The Company conducts retail-style liquidations for various clients on either a fee for service or commission basis. Customers are typically receiver managers, trustees in bankruptcy or private customers in the process of liquidating assets.

Icoworks' Specific Industry Experience
--------------------------------------

Icoworks' focus is on asset realization of industrial and commercial equipment. Icoworks has developed specific industry experience in the following areas:

(a)     INDUSTRIAL

(1)     Plants  and  factories

(2)     Manufacturing
(3)     Warehouse  and  materials  handling
(4)     Metal  stamping  and  forming
(5)     Woodwork  and  millwork
(6)     Food  processing
(7)     Architectural  glass
(8)     Spun  glass  insulation
(9)     Windows  and  doors

(b)     OILFIELD

(1)     Production  and  facilities
(2)     Drilling  and  well  servicing
(3)     Gas  plants  and  refineries
(4)     Transmission

(c)     COMMERCIAL

(1)     Office  furnishings
(2)     Computers  and  electronics
(3)     Restaurant  equipment
(4)     Industrial  rental
(5)     Automotive
(6)     Recreational  vehicles
(7)     Marine

(d)     MINING

(1)     Extraction:  open  pit  and  underground
(2)     Milling  and  concentration
(3)     Drilling  equipment

(e)     FORESTRY

(1)     Sawmills  and  wood  products
(2)     Shingle  mills
(3)     Value  added  processing

(f)     CONSTRUCTION

(1)     Road  construction
(2)     Pipeline  construction
(3)     Building  construction
(4)     Major  project  completions  (dams,  hydro  projects,  etc.)
(5)     Aggregate  and  crushing

(g)     LIQUIDATION

(1)     Retail
(2)     Wholesale
(3)     Manufacturing
(4)     Industrial


THE ICOWORKS AUCTION PROCESS

Icoworks typically conducts auctions from its own facilities. Icoworks has a 24,000 square foot facility in Calgary, Alberta, which has historically been the center of the Company's business operations. Icoworks recently opened a 12,000 square foot office, warehouse and auction arena in Oakville, Ontario to handle increased demand perceived by Icoworks for Ontario based auctions.

Icoworks will also carry out auctions on-site. On-site auctions are typically carried out for liquidation of operating plant and facilities auctions where the assets to be auctioned off are not mobile.

Icoworks' services are designed to provide for the maximum net recovery on assets sold to its customers. Icoworks provides full services from an initial review and evaluation through to the final disposal of assets. In completing auctions, Icoworks prepares asset listings which provide detailed appraisals based on the in-depth market knowledge of Icoworks staff.

Customers
---------

Icoworks' services typically begin with an equipment appraisal that gives the prospective customer a reliable and credible estimate of the value of the appraisal equipment. Icoworks generally sells equipment on a commission basis whereby Icoworks receives a straight commission based on a percentage of the total assets sold. Icoworks is also generally prepared to offer its customers a choice of a straight commission, a guaranteed minimum return on assets or an outright purchase. The amount of a minimum guaranteed return on assets or the price of an outright purchase is based on the Icoworks appraisal of the assets to be sold and the factoring in of a necessary return on investment for Icoworks.

In addition to appraisal services, Icoworks coordinates the cleaning, repair and refurbishment of the equipment to be sold and provides advice to the customer on how to present equipment in order to maximize the customer's proceeds. Following the auction, Icoworks collects the purchase price and disburses to the net proceeds realized from the auction to the customer. Icoworks provides its customers with a standardized settlement statement showing the sales prices, commissions and any amounts deducted for refurbishment or other services authorized by the customer.

Bidders
-------

Icoworks provides an array of services to make the bidding and purchasing process convenient for prospective purchasers. Icoworks requires that customers provide free and clear title of any equipment to be sold in order that Icoworks can give warranties as to free and clear title to each buyer. Equipment offered at each auction is available for inspection by prospective buyers before each auction. Icoworks prepares a detailed item-by-item catalogue for each auction for customer convenience. The catalogue is delivered to each prospective buyer upon registration at the auction sale. Other services include information regarding travel arrangements, expedited check-in procedures, streamlined paperwork, meeting rooms, facilitating third-party financing and leasing, access to trucking and freight forwarding, vehicle registration and customs brokerage services at the auction site.

High Quality Services For Consignors And Bidders
------------------------------------------------

Icoworks' operations are conducted on a standardized basis in order to provide customers with the assurance that they will obtain the best return on their equipment sales and to give bidders the confidence that they will be given the opportunity to obtain equipment at a fair price. In order to achieve this objective, Icoworks has adopted fair auction practice standards and attempts to establish a reputation as a fair dealer. Auction practices used by auctioneers can vary significantly and may not consider the interests of buyers and sellers equally. In order to ensure confidence in the auction market, all Icoworks auctions are unreserved, meaning that there are no minimum prices, and each item is sold to the highest bidder on the day of the auction. By contract, each customer is prohibited from bidding on its own items at the auction, or in any way artificially affecting the result of the auction. In addition, Icoworks adheres to policies prohibiting its staff from artificially affecting the result of the auction by bidding on any items in an auction. Icoworks' objective is to ensure that each bidder has confidence that if he or she makes the highest bid for an item, it will be sold to that bidder, even if that bid is less than the item's anticipated sales price. The objective is to ensure increased customer attendance and an accompanying increase in value received for assets sold at Icoworks' auctions.

INCORPORATION OF TECHNOLOGY INTO THE ICOWORKS AUCTION PROCESS

Icoworks has undertaken a program to integrate technology into its auction operations. The objectives of this technology integration are to: (i) increase the level of customer service that Icoworks delivers to customers; (ii) expand the scope of bidders that participate in each auction; and (iii) increase the efficiency of each auction.

Icoworks has developed proprietary software to assist it in managing auction data and its auction processes. Icoworks' software includes specific electronic commerce functionality and sophisticated marketing tools, including the following features:

(a) Detailed item listings and descriptions with multiple pictures of each item;

(b)  Advanced  search  engine  capabilities  to  lead  buyers  to  items faster;

(c)  Content  management;

(d)  Online  e-commerce  management;

(e)  News  and  calendars;

(f)  Interactive  online  brochures;

(g)  Inventory  management;

(h)  Auction  catalogue  development  software;

(i)  Sophisticated  database  management  tools;

(j)  Buyer  and  prospect  list  management;

(k)  Mailing  and  e-mailing  campaigns;

(l)  Broadcast  fax  services;

(m)  Internet  traffic  and  sales  analysis;

(n)  Site  usage  and  real-time  page  view  analysis;

(o)  Foreign  languages  and  currencies,  if  required.

This software enables Icoworks to distribute auction to prospective bidders with increased efficiency and breadth of distribution. The advantage to customers is that Icoworks is able to achieve greater publicity and information on each auction event.

Online  Auctions
----------------

Icoworks has introduced live auctions using BidSpotter webcasting technologies owned by BidSpotter.com, a private company, with which Icoworks has no relation. Icoworks uses the BidSpotter technology to broadcast traditional auctions conducted by Icoworks to interested online bidders. The use of this live auction internet technology enables Icoworks to broaden the scope of bidders that are able to participate in Icoworks' auctions. Interested online bidders who participate using the BidSpotter technology are able to receive a broadcast of the bidding activity and live audio to their computer via the Internet. Online bidders have the opportunity to bid against bidders situated on the auction house floor and are able to follow the progress of each auctioned item. The use of the live auction internet technology is an opportunity for Icoworks to reach bidders who may not normally make it to auction sites due to time constraints or travel limitations. The objective is to increase the potential sales price of items that Icoworks sells through its auction services.

Icoworks  Auction  Management  System
-------------------------------------

Icoworks uses the Sold II Auction Management System. This computer system is a wireless multi-user auction management system that offers portability via laptop computers and point-to-point wireless data communication. This computer system allows Icoworks to run up to five auction rings simultaneously. The computer system enables Icoworks to deliver customized seller reports detailing items sold, prices achieved and correspondingly commissions charged immediately upon the closing of auction sales.

Icoworks  Website
-----------------

Icoworks has established a website on the internet at www.icoworks.com. Icoworks uses the website to enable users to view items to be sold at auctions to be conducted by Icoworks. The website also provides corporate information and is a means for Icoworks to market its services.

e-Bay  Store
------------

Icoworks maintains a store on the e-Bay website for the conduct of time limited auctions. Products offered for sale by Icoworks via auction on the e-Bay website may be viewed by users of the e-Bay website.

MARKETING  STRATEGY

Icoworks'  marketing  strategy  includes  the  following  elements:

1.     Customer  Evaluations  Database
       -------------------------------

Icoworks maintains a database of more than 200,000 names that has been developed from Icoworks' prior business activities and associations. This database includes names of both customers and prospective bidders. The database contains key information that can be used to market Icoworks' services, including information relating to key personnel, industry, current issues, auction attendance, trade association membership, buying habits, travel and accredited information. In addition, Icoworks maintains a database of equipment evaluations for past sales prices at auctions, as well as other sources of information. This evaluation database allows Icoworks to identify market trends that both facilitate accurate appraisals and allow Icoworks to target its marketing in response to these trends.

The customer evaluations database is an important component of Icoworks' marketing strategy. Icoworks uses its database to be able to sell its services to customers who are interested in achieving the broadest possible publicity for sales of their items. Once the auction process is underway, Icoworks can then target potential bidders and purchasers from its database. Icoworks can then correspond with these prospective bidders and provide them information regarding items to be auctioned. The objective of this marketing strategy is again to achieve the best possible sales market for the customers.

2.     Items
       -----

Icoworks uses a system designed by Icoworks and referred to as the "Ico Auction Wave System" to maximize auction preparation, marketing and operation efficiencies. The system incorporates the following strategies:

(a) Prospective users and/or groups of bidders are profiled according to their buying or viewing habits;

(b) Based on prospective user profiles, Icoworks then implements targeted marketing campaigns that include special catalogue views, prices, discounts, advertising and direct mailings;

(c) Icoworks builds and populates product catalogues for prospective buyers. These product catalogues include advanced search capabilities, business analytics and targeting functions that integrate with data provided by outside partners.

(d) Icoworks performs business analytics to analyze and report on product and customer behavior in order to target prospective buyers with the objective of maximizing revenue from auction sales.

3.     Marketing  of  Icoworks  Services
       ---------------------------------

Icoworks prepares professionally designed detailed brochures, catalogues and mailers, complete with color pictures that are made available by mail and online through the Icoworks website. Icoworks plans to identify strategic partners and enter into strategic relationships in order to make potential customers aware of its services and to expand the scope of prospective buyers for Icoworks' auctions.


ICOWORKS'  BUSINESS  STRATEGY  AND  PLAN  OF  OPERATIONS
--------------------------------------------------------

Icoworks' business strategy is to continue to expand its asset realization business with the objective of increasing revenues and profitability. Icoworks' strategies to achieve this business plan are as follows:

1. Icoworks intends to target and acquire regional auction businesses that are currently engaged in traditional industrial and commercial auction and liquidation services. The objective of this strategy is to expand the geographic scope of Icoworks' business, to expand its customer base and to expand the scope of the prospective bidders for items sold by Icoworks. By pursuing this strategy, Icoworks plans to be able to market to a broader base of customers on the basis that Icoworks' geographic influence and its database of prospective bidders will result in customers achieving higher prices for items to be sold.

2. Icoworks plans to continue to integrate technology into its traditional auction business. Icoworks will focus its efforts on using technology to supplement its existing traditional auction business services, rather than attempting to shift traditional auctions into an online format. Icoworks plans to continue the use of live internet auctions using the BidSpotter or competing technology. Icoworks also plans to pursue online auctions through its e-Bay store. Icoworks will also consider conducting live online auctions that are accessible to users through its corporate website.

3. Icoworks plans to pursue creative financing strategies for financing and selling bought deals. Bought deals involve purchase of a group of assets from the seller at a discount to the anticipated selling price. The advantage of this arrangement to a seller is that the seller would be able to achieve immediate proceeds from the sale at a guaranteed amount rather than waiting for the completion of the auction process and being at risk to lower than anticipated sales price at the auction. The risk to Icoworks as a purchaser is that it would not be able to sell the assets at the price paid to the seller. In order to be able to participate in such ventures at a lower risk, Icoworks plans to evaluate the financing transactions, including limited partnerships whereby Icoworks and other venture partners would fund the purchase price for a block of assets and share the risk associated with the sale of the assets on the market. This business strategy would offer greater potential returns for Icoworks, but at potentially greater risks than in its traditional auction and liquidation business where assets are sold on a fixed commission basis.

Icoworks has incorporated a subsidiary, Icoworks Joint Ventures Inc., for the purpose of financing and selling bought deals. Icoworks and Icoworks Joint Ventures Inc. have entered into a joint venture agreement with three initial investors. The purpose of the joint venture formed pursuant to the joint venture agreement is to purchase and resell various types of assets being liquidated in receiverships and bankruptcy on a "bought deal" basis. Assets purchased will be resold using the services of Icoworks. The joint venture will plan to generate profit by selling these assets at a higher price than the original purchase cost plus costs of sale. Under the joint venture agreement, Icoworks will carry out the purchase and sale of assets for each bought deal. Icoworks Joint Ventures Inc. has agreed to pay to Icoworks 3.5% of the gross sale price of the assets to compensate Icoworks for sale costs relating to the marketing, promotion and resale of the purchased assets. The gross profit, being the sale price of each completed sale, less acquisition costs, sale costs and any additional costs, will be distributed as follows:

(1)     65%  to  Icoworks,  and
(2) 35% to be divided proportionately to each of the joint venture investors.

Icoworks has guaranteed a return to each joint venture investor of 15% per annum. The term of the joint venture agreement is for a minimum of one year and a maximum of three years. Icoworks will report quarterly to the joint venture investors and distributions will be made on a quarterly basis of cash available for distribution. The joint venture investors will have the option to convert their investments in Icoworks Joint Ventures Inc. into shares of our common stock at any time within one year of their initial investment at a price based on the market price of our common stock for the period immediately prior to the date of investment.

To date, a total of three joint venture investors have agreed to participate in the joint venture and have each advanced $400,000 CDN to Icoworks Joint Ventures Inc., for an aggregate total investment of $1,200,000 CDN (equal to approximately $800,000 US as of March 24, 2003).

RISK  FACTORS

An investment in the common stock of the Company is highly speculative and subject to a high degree of risk. Only those persons who can bear the risk of the entire loss of their investment should participate. An investor should carefully consider the risks described below, the other information in this Annual Report on Form 10-KSB and the information with the Company's filings with the Securities and Exchange Commission before investing. The risks described below are not the only ones faced. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed and the investor may lose all of their investment.

If we are not able to secure future financings, then we may not be able to carry out our business plan for the expansion of Icoworks.

Our business plan calls for the increased expansion of the business of Icoworks. We will be required to raise substantial funds in order to fund this expansion. There is no assurance that we will be able to raise the additional funds required. In addition, future capital financings may result in dilution to current holders of our common stock and may require the issuance of preferred stock that have rights and priority to our common stock. There is no assurance that financings will be available to us on terms that are attractive to us. In the event that we are unable to secure additional financing, then we may be forced to scale back the business plan of Icoworks and to reduce the business activities of Icoworks. These measures could impact on the ability of Icoworks to achieve profitability.

As the Icoworks merger is subject to approval of the shareholders of the Company and Icoworks, there is no assurance that this merger will proceed.


We have agreed to merge with Icoworks. Upon completion of this merger, we will issue approximately 5,814,236 additional shares of our common stock to acquire the additional 44% interest in Icoworks that we do not own. In addition, we anticipate that we will grant options and share purchase warrants to the option and warrant holders of Icoworks. The issuance of these securities will result in dilution to the holders of our common stock. There is no assurance that our shareholders and Icoworks will each approve these mergers. In addition, the merger will be subject to dissent and appraisal rights in favor of both the shareholders of the Company and Icoworks. If a substantial number of these shareholders exercise their dissent rights, then we may be forced to abandon the merger due to the high cost of purchasing the shares of the dissenting shareholders.

If the expansion strategy of Icoworks is not successful, then the Company may not achieve profitability.

Our business plan involves the expansion of the traditional markets of Icoworks, the introduction of new technology to Icoworks' auction business and the entering into of "bought deals", subject to our achieving the necessary financing. In the event that these expansion strategies are not successful in generating revenues that exceed the costs of the expansions, then Icoworks will not generate sufficient revenues for us to achieve profitability. In this event, our business and financial condition will be adversely impacted.

If Icoworks' customers do not accept the introduction of new technology to the traditional auction process, then our profitability and the profitability of Icoworks will be adversely impacted.

Icoworks plans to continue to integrate technology into its traditional auction business. Examples include incorporating state of the art auction software, online auction participation and online auctions into the auction business. The objective of these strategies is to increase the efficiency of the Icoworks auctions by expanding the number of potential bidders. If the strategy is not successful, then Icoworks may not be able to recover its investment in these new technologies with the result that our business and financial condition would adversely impacted.

If the acquisition of strategy of Icoworks is not successful, then our business and financial condition and the business and financial condition of Icoworks will be adversely impacted.

Icoworks' plans on acquiring traditional auction businesses in order to expand the geographic scope of its business. This strategy is part of an overall plan to increase the number of bidders for equipment offered for sale by Icoworks. The acquisition of new businesses is subject to various risks, including the ability of Icoworks to integrate these new businesses into its current business, the presence of competitors in new markets, the ability of Icoworks to retain personnel from businesses that are acquired and the ability of newly acquired businesses to generate adequate revenues. If Icoworks is not able to successfully integrate new businesses into its current business, or if these new businesses are not successful independently, then the business and financial condition of Icoworks, and consequently our business and financial condition, would be adversely affected.

There is no assurance that Icoworks will be successful in expanding its market beyond its traditional territory.

The business of Icoworks was founded and is currently based in Calgary, Alberta, Canada. The Company's base in this market is built on its years of experience in this market and the experience of the Company's key employees in this market. As Icoworks expands the geographic scope of its operations, there is no assurance that it will be able to translate its experience and the experience of its key employees to new markets. The business formula employed by Icoworks in its current markets may not prove to be successful in new territories due to a variety of factors, including different business environments, different equipment markets and the presence of competitors in new markets. If the business strategy used by Icoworks to date is not successful in new geographic markets, then the business and financial condition of Icoworks, and consequently our business and financial condition, will be adversely impacted.

If Icoworks is not successful in attracting additional personnel with the necessary experience, Icoworks may not be successful in its expansion efforts.

In order to employ its business expansion strategy, Icoworks will be required to hire new employees that have expertise in the auction industry and that are able to enable us to implement our business strategy for Icoworks. There is no assurance that Icoworks will be able to hire new employees that have the necessary experience and qualifications. In addition, management may have difficulty in training and retaining personnel in different geographic locations. There is no assurance that the persons hired by Icoworks will enable us to achieve the Icoworks' expansion strategy.

If the customers and bidders of Icoworks do not accept new auction formats introduced by Icoworks, then the business and financial condition of Icoworks, and consequently our business and financial condition, will be adversely impacted.

Icoworks plans on introducing new technologies to its traditional auction process. These new technologies include online auctions, such as auctions on Icoworks' e-Bay store, and online participation in live auctions, such as the services offered by Icoworks in conjunction with BidSpotter.com. The objective behind these new formats it to broaden the base of bidders that view and bid on the equipment offered by Icoworks on behalf of its customers. If these new formats are not accepted, then Icoworks may not be able to recover the cost of its time and investment in these new formats, with the result that the business and financial condition of Icoworks, and consequently our business and financial condition, may be adversely impacted.

If Icoworks enters into bought deals, then the capital of Icoworks will be at risk.

Icoworks plans to enter into bought deals whereby the capital of Icoworks will be placed at risk due to the requirement that Icoworks purchase the equipment to be auctioned. The success of this business venture will be largely based on the ability of Icoworks to successfully appraise and value equipment offered for sale, to be able to enter into attractive purchase agreements from customers and to resell the purchased equipment at prices which generate a successful return on investment for Icoworks. The inability of Icoworks to achieve any of these objectives could result in Icoworks in losing money on "bought deal" auctions. In this case, the capital of Icoworks, and consequently our capital, would be at risk. This risk is a significantly greater risk that the traditional auction process where Icoworks earns revenues on a commission basis.

If Icoworks loses any of its key employees, then its business and financial condition could be adversely impacted.

The success of Icoworks is largely dependent on its key employees, including Mr. Bill Wigley, Mr. Darrell McGrath and Graham Douglas. Mr. Wigley and Mr. McGrath joined Icoworks through business acquisitions. Mr. Douglas has been involved in funding Icoworks since the acquisition of Icoworks Services Ltd. In the event that either of these individuals leaves Icoworks for any reason, then the ability of Icoworks to continue the acquired businesses, to retain the business goodwill of Icoworks and to achieve profitable operations will be adversely impacted.

As Icoworks implements its business strategy, then its reliance on third parties will increase.

Various components of the business strategy of Icoworks require the outsourcing of certain services to third parties. Examples include the integration of computer technologies, the hosting of online auctions by e-Bay and the offering of online auctions by BidSpotter.com. To the extent that these parties are not able to deliver the services required by Icoworks, then the ability of Icoworks to satisfy its customers and to operate profitably may be adversely affected.

Competition may adversely impact on the ability of Icoworks to achieve profitability and to achieve its expansion strategy.

Icoworks is currently subject to competition in its traditional markets. Competitors include direct competitors, such as competing auction houses and indirect competitors, such as equipment manufacturers, rental companies, distributors and dealers that sell new or used products. The principal factors in the industrial equipment market are reputation, customer service, commission amounts, transaction structure, real time information access and the ability to attract the bidders of products that are necessary to generate the best possible prices for products. The inability of Icoworks to compete on any of these factors with competitors in its traditional markets will impact adversely on the business of Icoworks. In addition, Icoworks will have to compete on these factors in new markets in the event that it expands into new geographic markets as it completes its business strategy.

Icoworks will compete against competitors that have greater financial resources and greater customer recognition as it enters new markets. There is no assurance that Icoworks will be able to acquire market share from these competitors as it attempts to expands its geographic scope.

Icoworks will encounter competition on the online market from competitors that are focused on Internet auctions. In addition, new companies that have focused their traditional businesses on Internet auctions may expand their businesses to include traditional auction processes that compete with the auctions provided by Icoworks.

A purchase of our common stock is speculative and purchasers may lose their entire investment.

A purchase of our common stock is significantly speculative and involves significant risks. Our common stock should not be purchased by any person who cannot afford the loss of his or her entire purchase price. A purchase of our common stock would be unsuitable for a person who cannot afford to lose his or
her  entire  purchase  price.   Our  business  objectives  must  be  considered
speculative and there is no assurance that we will satisfy those objectives. For these reasons, each prospective purchaser should read our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB, in its entirety and should consult with their attorney, business advisor or investment advisor.

Icoworks has entered into joint venture agreements with joint venture partners and its subsidiary, Icoworks Joint Ventures Inc.

Under the terms of the joint venture agreement, the joint venture investors have agreed to advance an aggregate total of $1,200,000 CDN (equal to approximately $800,000 US) to date. Additional funds may be advanced by future joint venture investors. Icoworks has guaranteed a return of 15% per annum on the investment of the joint venture investors. If the bought deals purchase and resale strategy of the joint venture is not successful in generating cash necessary to pay the minimum return, then Icoworks will have to pay any shortfall to the joint venture investors. Failure of the joint venture to generate the anticipated profits will cause the business and financial condition of Icoworks to be adversely affected.


FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH IN THIS ANNUAL REPORT ON FORM 10-KSB, AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ANY PERSON CONSIDERING THE PURCHASE OF OUR COMMON STOCK SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS ANNUAL REPORT ON FORM 10-KSB AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN THE COMPANY. OUR SHARES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO LOSE ALL OF THEIR TOTAL INVESTMENT.


ITEM 2.     DESCRIPTION  OF  PROPERTY.

We  do  not  own  or  lease  any property.  See Item 1. Description of Business.

Subsequent to December 31, 2002, we moved our operations to an office maintained by Icoworks Inc., a Nevada Corporation with whom the Company intends to merge. See Item 1. Description of Business. It is expected that our operations will be integrated completely into the operations of Icoworks upon completion of the merger.


ITEM 3.     LEGAL  PROCEEDINGS.


We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2002.

                                     PART II


ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the stock symbol ICOW. The high and the low bid information for our shares of common stock for each quarter of actual trading were:

    ---------------------------------------------------
        QUARTER                    HIGH ($)     LOW ($)
    ---------------------------------------------------

    Second Quarter 2002            $1.00        $0.05
    ---------------------------------------------------

    Third Quarter 2002             $1.625       $0.70
    ---------------------------------------------------

    Fourth Quarter 2002            $0.80        $0.50
    ---------------------------------------------------


*Adjusted  for  2:1  stock  split.

The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The source of the high and low bid information is the Canada Stockwatch.

Holders  of  Common  Stock

As of the date of March 24, 2003, there were 36 registered shareholders of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (A) we would not be able to pay our debts as they become due in the usual course of business; or

     (B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales  of  Unregistered  Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended December 31, 2002.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Plan of Operations

Our plan of operations include the following components over the next twelve months:

1. We plan to complete the merger with Icoworks in order to acquire the remaining 44% interest in Icoworks that we do not currently own. We anticipate that the completion of this acquisition will take approximately six months and will cost approximately $100,000 due to the fact that we must file a registration statement with the United States Securities and Exchange Commission to register the shares to be issued to the remaining shareholders of Icoworks.

2. We plan to continue the existing business of Icoworks, as its major shareholder. We anticipate that we will be required to advance approximately $1,000,000 to Icoworks in order to fund its existing business operations over the next twelve months.

3. We plan to advance approximately $1,390,000 to Icoworks to fund the participation by Icoworks in bought deals, as described in Item 1. Description of Business - Icoworks Business Strategy and Plan of Operations.

4. We plan to advance approximately $1,000,000 to Icoworks to fund the acquisition strategy of Icoworks, as outlined in Item 1. Description of Business
-  Icoworks  Business  Strategy  and  Plan  of  Operations.

Based on these anticipated expenditures, we anticipate spending approximately $3,500,000 over the next twelve months in pursuing our plan of operations. Of this amount, we anticipate that approximately $1,750,000 will be advanced during the next six months. Our cash position as of December 31, 2002 was $25,092 and we had working capital of $15,783 as of December 31, 2002. Accordingly, we will require substantial additional financing in order to proceed with our plan of operations. We do not have any arrangements for financing currently in place. Accordingly, there is no assurance that we will be able to obtain the financing necessary to pursue this plan of operations. If we are successful in achieving financing, we anticipate that any financing would be either through sales of our common stock or sales of preferred stock that will be convertible into shares of our common stock. Accordingly, any financing could result in dilution to our shareholders.

If we are not able to obtain the necessary financing, then we will scale back the plan of operations in order to reflect available funds. Our first priorities will be to complete the merger with Icoworks and to continue the existing business of Icoworks. The funds available to fund the participation of Icoworks in bought deals and to fund the acquisition strategy of Icoworks will be scaled back according to the amounts of available funds. If we are not successful in raising the necessary financing, we will also pursue alternate financing arrangements, such as the joint venture financing arrangement involving Icoworks Joint Ventures Inc., as described in Item 1. Description of Business - Icoworks Business Strategy and Plan of Operations.

FINANCIAL STATEMENTS

Our financial statements reflect the fact that we had minimal business operations during fiscal 2002 and 2001. We determined in 2002 to abandon the vitamineralherb.com business and to pursue the acquisition of Icoworks. Our financial statements for the year ended December 31, 2002 do not include the financial statements of Icoworks on a consolidated basis. We completed the acquisition of the majority interest of Icoworks in February 2002. As indicated in our Current Report on Form 8-K announcing this acquisition, we will file audited, interim and pro forma financial statements for Icoworks with the United States Securities and Exchange Commission within the time period required.

RESULTS OF OPERATIONS

Our operating expenses were $27,441 for the year ended December 31, 2002, compared to $7,500 for the year ended December 31, 2001. All our expenses related to our attempts to acquire Icoworks and professional expenses incurred in connection with our obligations as a reporting company under the Securities Exchange Act of 1934. Our losses were $26,717 for the year ended December 31, 2002, compared to $7,500 for the year ended December 31, 2001. Our losses were comprised entirely of our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash  and  Working  Capital

We had cash of $25,092 as of December 31, 2002, compared with cash of $NIL as of December 31, 2001. Our working capital was $15,783 as at December 31, 2002, compared to a working capital deficit of $7,500 as at December 31, 2001.

Liabilities

We financed our business operations with a loan from a shareholder in the amount of $11,000. This amount is outstanding in the amount of $11,000 as of December 31, 2002. There are no repayment terms and the loan does not bear interest.

Financing  Requirements

We currently have minimal cash and working capital resources. We do not have adequate financial resources in order to enable us to complete our plan of operations without additional financing. Our current sources of working capital are currently insufficient to continue our operations. Accordingly, we will require additional working capital in order to continue our plan of operations. As discussed above, we will require substantial financing in order to pursue the plan of operations for the merger of Icoworks and the expansion of the business of Icoworks. Based on these factors, there is substantial doubt as to our ability to continue as a going concern.

As discussed above under Plan of Operations, we will require additional financing if we are to continue as a going concern and to complete our plan of operations. In the event that we are unable to raise additional financing under acceptable terms, then we may not be able to proceed with our plan of operations. We also anticipate that we will continue to incur losses until such time as we are able to generate profits from the business of Icoworks and its expansion strategy.

In the event that we are successful in achieving financing, we anticipate advancing funds to Icoworks to fund bought deals and the acquisition strategy of Icoworks as a loan pending the completion of the merger of Icoworks. These loans may be advanced as secured or unsecured loans. In the event that we advance funds to Icoworks, there will be no assurance that these funds will be repaid by Icoworks. If the business of Icoworks is not successful in generating sufficient funds to repay these loans, then our financial condition will be adversely affected. In addition, there is a risk that we will advance substantial funds to Icoworks and the merger of Icoworks will not proceed, as discussed in Item 1. Description of Business - Risk Factors.

ITEM 7.     FINANCIAL STATEMENTS.

Index  to  Financial  Statements:


1.     Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2002, including:

     a.     Balance  Sheets  as  at  December  31,  2002  and  2001;

     b. Statements of Operations for the years ended December 31, 2002 and 2001;

     c. Statements of Stockholders' Deficit for the years ended December 31, 2002 and 2001;

     d. Statements of Cash Flows for the years ended December 31, 2002 and 2001;

     e.     Notes  to  Financial  Statements.

                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                         1780 South Bellaire, Suite 500
                             Denver, Colorado 80222
                                 (303) 782-0878

                          INDEPENDENT AUDITOR'S REPORT

Board  of  Directors  and  Shareholders
Paragon  Polaris  Strategies.Com  Inc.
Suite  1700  1111  West  Georgia  Street
Vancouver,  BC  Canada

I have audited the accompanying Balance Sheet of Paragon Polaris Strategies.Com Inc. (A development stage enterprise) as of December 31, 2002 and 2001; the Statements of Operations and Cash Flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, The Financial Statements referred to above present fairly, in all material respects, the financial position of Paragon Polaris Strategies.Com Inc. (a development stage enterprise) as of December 31, 2002 and 2001; the results of its operations and changes in its cash flows for the years ended December 31, 2002 and 2001 are in conformity with generally accepted accounting principles.


/s/ Janet Loss

Janet Loss, C.P.A., P.C.
Denver Colorado
March 28, 2003

                                            Paragon Polaris Strategies.Com Inc.
                                               (A Development Stage Enterprise)
                                                                 Balance Sheets


December 31,                                        2002       2001
----------------------------------------------------------------------

ASSETS

Current Assets
  Cash and cash equivalents                       $ 25,092   $      -
  Accounts receivable, net                           2,592          -
----------------------------------------------------------------------

Total Assets                                      $ 27,684   $      -
======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $    801   $      -
  Due to related parties                               100      7,500
  Loan payable to related party                     11,000          -
----------------------------------------------------------------------
Total Current Liabilities                           11,901      7,500

Stockholders' Equity (Deficit)
  Common stock, $.001 par value; 50,000,000 and
   25,000,000 shares authorized, 5,700,000 and
   2,600,000 issued and outstanding                  2,850      2,600
  Additional paid in capital                        61,805     12,055
  Deemed dividend re: license rights                (2,000)    (2,000)
  Deficit accumulated                              (46,872)   (20,155)
----------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                15,783     (7,500)
----------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $ 27,684   $      -
======================================================================


               See accompanying notes to financial statements.

                                             Paragon Polaris Strategies.Com Inc.
                                                (A Development Stage Enterprise)
                                                        Statements of Operations
                                  For the years ended December 31, 2002 and 2001



                                                            2002         2001
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Bank charges                                          $       71   $        -
  Filing fees                                               21,569            -
  Professional fees                                          4,000            -
  Transfer agent                                             1,801            -
  Office expenses                                                -        1,200
  Taxes and licenses                                             -        6,300
--------------------------------------------------------------------------------

Total general and administrative expenses                   27,441        7,500
--------------------------------------------------------------------------------

Interest revenue                                               724            -
--------------------------------------------------------------------------------

Net loss                                                $  (26,717)  $   (7,500)
================================================================================

Net loss per share - basic and diluted                  $    (0.01)  $    (0.00)
================================================================================

Weighted average number of shares of
 common stock outstanding                                3,246,875    2,600,000
================================================================================


                   See accompanying notes to financial statements

                                             Paragon Polaris Strategies.Com Inc.
                                                (A Development Stage Enterprise)
                                              Statement of Stockholders' Deficit

                           Common Stock
                  -----------------------------
                                                   Deemed
                                         Addi-     Dividend
                                         tional    re:       Accumu-
                                         Paid-in   Licence   lated
                    Shares     Amount    Capital   rights    Deficit     Total
--------------------------------------------------------------------------------
Paragon Polaris
 Strategies Inc.
--------------------------------------------------------------------------------

Balance, December
 31, 2001 and
 2000             2,600,000  $    2,600  $12,055  $(2,000)  $(20,155)  $ (7,500)
--------------------------------------------------------------------------------

Issuance of
 common stock
 for cash           250,000         250   49,750        -          -     50,000
 December 2
 2002 common
 stock issued
 to reflect 2:1
 split see
 Note 3           2,850,000

Net loss                  -           -        -        -    (26,717)   (26,717)
--------------------------------------------------------------------------------

Balance,
 December
 31, 2002         5,700,000  $    2,850  $61,805  $(2,000)  $(46,872)  $ 15,783
================================================================================



                See accompanying notes to financial statements.

                                             Paragon Polaris Strategies.Com Inc.
                                                (A Development Stage Enterprise)
                                                         Statement of Cash Flows
                                  For the years ended December 31, 2002 and 2001



                                                       2002       2001
------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss                                           $(26,717)  $(7,500)
   Change in assets and liabilities:
     Accounts receivable                               (2,592)        -
     Due from related party                            (7,400)   (7,500)
     Accounts payable                                     801         -
------------------------------------------------------------------------

Net Cash Provided by (Used in) Operating Activities   (35,908)        -
------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuing common stock                    50,000         -
 Proceeds from related party loan payable              11,000         -
------------------------------------------------------------------------

Net Cash Provided by Financing Activities              61,000         -
------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents              25,092         -

Cash and Cash Equivalents, beginning of period              -         -
------------------------------------------------------------------------

Cash and Cash Equivalents, end of period             $ 25,092   $     -
========================================================================



                See accompanying notes to financial statements

                                             Paragon Polaris Strategies.Com Inc.
                                                (A Development Stage Enterprise)
                                                   Notes to Financial Statements

NOTE 1:  Organization and History

Paragon Polaris Strategies.Com Inc. is a Nevada Corporation and the Company has been in the development stage since its formation on May 27, 1999.

The Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

On May 27, 1999, Paragon Polaris Strategies.Com Inc. issued 500,000 shares of common stock to its officers and directors as founders' shares in return for the time, effort and expenses to organize and form the corporation. On July 1, 1999 the Company issued 2,000,000 shares of common stock to ten individuals in exchange for certain license rights. On May 15, 2000, 100,000 shares were issued for cash. On February 22, 2002, 250,000 shares were issued for cash.

NOTE 2:  Summary of Significant Accounting Policies

DEVELOPMENT STAGE ACTIVITIES - The Company has been in the development stage since inception.

ACCOUNTING METHOD - The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At December 31, 2002, there was $25,092 in cash equivalents.

YEAR  END  -  The  Company  has elected to have a fiscal year ended December 31.

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.

NOTE 3:  Business Acquisition

On November 20, 2002 the Company entered into an agreement to merge with Icoworks, Inc. (www.icoworks.com), a Nevada corporation that specializes in offering a complete array of industrial, oilfield and commercial appraisal, liquidation and auction services. The Board of Directors of the Company also approved a two-for-one split of the Company's common stock effective December 2, 2002 . The Company's authorized capital was increased from 25,000,000 shares to 50,000,000 shares of common stock in connection with the stock split.

NOTE 4:  Related Party Transactions

In November, a shareholder loaned the Company $11,000. There are no repayment terms for the loan and it is non-interest bearing.

NOTE 5:  Subsequent Events

On February 20, 2003, the Company completed the acquisition of an approximate 56% interest in Icoworks Inc. The Company issued an aggregate of 7,186,398 shares of its common stock in consideration of an aggregate of 3,593,199 shares of Icoworks from the former Icoworks shareholders. The shares were issued pursuant to Regulation S of the Securities Act of 1933. The interest of Icoworks acquired represents an approximate 56% interest of the total outstanding shares of Icoworks. The shares were issued to the former Icoworks shareholders on the basis of two shares of the Company's common stock in consideration for each one share of Icowork's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III


ITEM 9.      DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

THE COMPANY

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name of Director       Position
------------------     --------
Robert Foo             President  and  Director
Samuel Lau             Secretary,  Treasurer  and  Director
Ian Brodie             Director

Robert Foo. Mr. Robert Foo, a native of Malaysia and a Canadian citizen, is the president and a director of Paragon Polaris. In 1975 he graduated from Southern Alberta Institute of Technology with a degree in Business Administration. From 1975 to 1977 Mr. Foo was in the management program of the Denny's Restaurant chain. From 1977 through 1980 he was a sales agent for The Metropolitan Life Insurance Company. From 1980 to 1986 he was a sales representative of Seaboard Life Insurance. Mr. Foo served as the promoter of Archer Communications, Inc. from 1986 to 1988 and currently is President and Chief Executive Officer of Trans Asia Resources, Inc., an oil and gas exploration company, currently engaged in drilling in Texas in conjunction with NYSE listed Apache Petroleum, Inc.

Samuel Lau. Mr. Samuel Lau is currently the secretary and treasurer and a director of Paragon Polaris. Since July, 1998, Mr. Lau has served the corporate secretary and office manager of Trans Asia Resources, Inc., an oil and gas exploration company. For the two years preceding June, 1998, Mr. Lau was a supervisor at a large travel agency, Happy Times Travel. From November, 1996 to May, 1998, Mr. Lau was a travel consultant with Quality Travel. From 1991 through 1993 he was a sales representative for Key Jewelry. Mr. Lau attended York University, Toronto Ontario.

Ian Brodie. Mr. Brodie was appointed as one of our directors on February 12, 2003. Mr. Brodie is currently the chief financial officer and secretary and a member of the board of directors of Icoworks. Mr. Brodie has held these positions with Icoworks since April 30, 2001. From 1988 to the present, Mr. Brodie has been active as an independent consultant assisting companies prepare for the public offering of their securities. His experience includes business restructuring, mergers, acquisitions, and divestitures. Mr. Brodie began his career as a registered representative with a Canadian brokerage firm before becoming involved in corporate finance. Mr. Brodie is the president of Westin Capital Corp., a private company involved in assisting companies prepare for the public market.

ICOWORKS

The following table sets forth the names and positions of the officers and directors of Icoworks as of the date hereof.

Name                  Age     Position
-----------------     ---     --------
J. Graham Douglas     55      President  and  Director
Ian Brodie            48      Secretary, Director and Chief  Financial  Officer
Bill Wigley           62      Vice  President



J. Graham Douglas. Mr. Douglas is currently the president and a member of the board of directors of Icoworks. In 1970, Mr. Douglas graduated from the University of Manatoba with a Bachelors Degree in Commerce. Additionally, Mr. Douglas has taken courses required to receive certificates from the Canadian Institute of Bankers and the Mortgage Brokers Association and necessary to receive an Alberta Real Estate license and a Canadian Securities License. From 1992 through the present, Mr. Douglas has been active as a consultant in connection with business restructurings, mergers and acquisitions, finance and the public and private offering of securities. In that regard, Mr. Douglas has consulted with businesses in different industries, including the food and beverage processing, clothing, tourism, real estate, construction, telecommunications, mining and exploration, and heavy equipment option industries, which industries are international.

Bill Wigley. Mr. Wigley is currently the vice-president of Icoworks. Mr. Wigley has operated Bill Wigley Auction Services Ltd. for the past 25 years. Prior to starting his own auction company Mr. Wigley served in various capacities in the oil industry as a cementing engineer and a sub-sea engineer for 15 years. Prior to that Mr. Wigley was a sales manager for Kenworth Trucks. Mr., Wigley has been active in the regional and national auction associations as an officer and course leader. Mr. Wigley has done extensive industrial and oilfield appraisal work.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION.

THE COMPANY

Executive Compensation

We did not pay any salary or benefits or other compensation to either Mr. Foo or Mr. Lau, the sole executive officers of the Company, during any of the three years ended December 31, 2002, 2001 or 2000. At the present time neither Mr. Foo nor Mr. Lau receives any salaried compensation for their services, either as a director or an executive officer.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2002, 2001 and 2000:


                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual                          Other
                                            Com-                            Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name     Title       Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----     -----       ----  ------  -----   ------ ------- ------- --------- ----

Robert   President,  2002    $0      0       0       0       0        0      0
Foo      CEO and     2001    $0      0       0       0       0        0      0
         Director    2000    $0      0       0       0       0        0      0
--------------------------------------------------------------------------------
Samuel   Secretary,  2002    $0      0       0       0       0        0      0
Lau      Treasurer,  2001    $0      0       0       0       0        0      0
         CFO and     2000    $0      0       0       0       0        0      0
         Director
--------------------------------------------------------------------------------
Ian      Director    2002    $0      0       0       0       0        0      0
Brodie
--------------------------------------------------------------------------------

Stock Option Grants

We did not grant any stock options to any of our executive officers or directors during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to any of our executive officers or directors since December 31, 2002.

Exercises of Stock Options and Year-End Option Values

No stock options were exercised by our executive officers or directors during the financial year ended December 31, 2002. No stock options have been exercised by our executive officers or directors since December 31, 2002.

Compensation Agreement

We are not party to any compensation agreements, including any employment or consultant agreements, with either Mr. Foo or Mr. Lau, our sole executive officers. We do not pay any amount to Mr. Foo, Mr. Lau or Mr. Brodie in consideration for their acting as directors.

Outstanding Stock Options

We  do  not  have  any  stock  options  outstanding.

ICOWORKS

The table set forth below summarizes the annual compensation for services in all capacities to the executive officers of Icoworks during the years ending December 30, 2002 and 2001.


Name and Principal Position      Year     Salary ($)     Additional Compensation
---------------------------      ----     ----------     -----------------------

Ian Brodie,                      2002     $ 72,000(1)          0
Director, Secretary, and
Chief Financial Officer          2001     $ 72,000             0
--------------------------------------------------------------------------------
J. Graham Douglas,               2002     $132,000             0
President and Director           2001     $ 72,000             0
--------------------------------------------------------------------------------
Bill Wigley,                     2002     $ 68,000             0
Vice-President                            ($100,000 CDN)
                                 2001     $68,000              0
                                          ($100,000 CDN)
--------------------------------------------------------------------------------
(1)  Paid  to  Westin  Capital,  a  private  company  in  which  Mr. Brodie is a
--------------------------------------------------------------------------------
principal.
----------


Compensation  of  Icoworks  Directors

Directors who are also Icoworks employees receive no extra compensation for their service on the Icoworks board of directors.

Icoworks Employment Contracts

Icoworks engages Mr. Douglas and Mr. Brodie as consultants under agreement with Antares Investments, Inc., pursuant to which Antares Investments, Inc. is paid $17,000 US per month by Icoworks.

Bill Wigley has entered into a 3 year employment agreement dated December 1, 2001, pursuant to which he is paid $8,500 CDN per month plus five percent (5%) of the net auction revenue received by Icoworks services in excess of $1,000,000 CDN per annum during the term of his employment.

Icoworks Stock Option Plan

The board of directors of Icoworks intends to adopt a stock option plan ("Icoworks Stock Option Plan"). The Icoworks Stock Option Plan will be designed to retain qualified and competent officers, employees, and directors of Icoworks. The board of directors of Icoworks, or a committee thereof, shall administer the Icoworks Stock Option Plan and will be authorized, in its sole and absolute discretion, to grant options pursuant thereto to all of our eligible employees, including the officers and directors of Icoworks (whether or not employees). Options will be granted pursuant to the provisions of the Icoworks Stock Option Plan on such terms and at such prices as determined by the board of directors of Icoworks. Options granted pursuant to the Icoworks Stock Option Plan will be exercisable after the period specified in the option agreement. Options granted pursuant to the Icoworks Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 24, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and each of our executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                 Name and Address            Number of Shares    Percentage of
Title of Class   of Beneficial Owner         of Common Stock     Common Stock(1)
--------------------------------------------------------------------------------

DIRECTORS AND OFFICERS
--------------------------------------------------------------------------------

Common Stock     ROBERT FOO                       500,000          3.9%
                 President and Director
--------------------------------------------------------------------------------

Common Stock     SAMUEL LAU                       500,000          3.9%
                 Secretary, Treasurer
                 and Director
--------------------------------------------------------------------------------

Common Stock     IAN BRODIE                     3,584,398 (2)     27.8%
                 Director
--------------------------------------------------------------------------------

Common Stock     All Officers and Directors     4,534,398         35.6%
                 as a Group (3 persons)
--------------------------------------------------------------------------------

5%  SHAREHOLDERS
--------------------------------------------------------------------------------

Common Stock     BILL WIGLEY                    1,200,000 (3)      9.3%
--------------------------------------------------------------------------------

Common Stock     HOLLYWOOD HOLDINGS LTD.          800,000          6.28%
--------------------------------------------------------------------------------

Common Stock     SOLARA VENTURES                2,084,398         16.9%
--------------------------------------------------------------------------------

Common Stock     J. GRAHAM DOUGLAS              1,602,000 (4)     12.4%
--------------------------------------------------------------------------------


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2003. As of February 28, 2003, there were 12,886,398 shares of our common stock issued and outstanding.

(2) Mr. Brodie is a director and officer of Solara Ventures and a minority shareholder of Solara Ventures. Accordingly, Mr. Brodie is deemed to beneficially own shares held by Solara Ventures for the purposes of Rule 13d-3.

(3)  Includes  shares  held  by  the  spouse  of  Mr.  Wigley.

(4) The shares held by Mr. Douglas are held by a private corporation controlled by Mr. Douglas.
================================================================================

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)  any  director  or  officer;
(B)  any  proposed  nominee  for  election  as  a  director;
(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Icoworks

The Company issued shares to the following shareholders of Icoworks on completion of the acquisition of the majority interest on February 20, 2003:


--------------------------------------------------------------------------------
                             Number of Shares       Percentage of Company Common
Name of Beneficial Owner     of Common Stock        Stock Currently Held (1)
--------------------------------------------------------------------------------
Ian Brodie                      3,584,398 (2)       27.8%
--------------------------------------------------------------------------------
Bill Wigley                     1,200,000 (3)        9.3%
--------------------------------------------------------------------------------
Hollywood Holdings Ltd.           800,000            6.3%
--------------------------------------------------------------------------------
Solara Ventures Inc.             2,084,398          16.9%
--------------------------------------------------------------------------------
J. Graham Douglas                1,602,000 (4)      12.4%
--------------------------------------------------------------------------------
TOTAL                            7,186,398          55.8%
--------------------------------------------------------------------------------

(1) Based on 12,886,398 shares of the Company's common stock issued and outstanding as of February 28, 2003.

(2) Mr. Brodie is a director and officer of Solara Ventures and a minority shareholder of Solara Ventures. Accordingly, Mr. Brodie is deemed to beneficially own shares held by Solara Ventures for the purposes of Rule 13d-3. Mr. Brodie was individually issued 1,500,000 shares of the Company's common stock. The balance of the shares deemed to be beneficially held by Mr. Brodie are held by Solara Ventures.

(3)  Includes  shares  held  by  the  spouse  of  Mr.  Wigley.

(4) The shares held by Mr. Douglas are held by a private corporation controlled by Mr. Douglas.

The shares of the Company's common stock that were issued to the former shareholders of Icoworks listed above were issued in consideration of the transfer of the shares of Icoworks held by the former shareholders. The shares were issued to the former Icoworks shareholders on the basis of two shares of the Company's common stock in consideration for each one share of Icowork's common stock. These Icoworks shares were acquired by the former shareholders using their own funds.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits

Exhibit Number                     Description of Exhibit
-------------- ----------------------------------------------------------------
   3.1         Articles  of  Incorporation(1)
   3.2         Bylaws  (1)
  10.1         License  Agreement(1)
  10.2         Assignment  of  License  Agreement(1)
  10.3         License  Agreement  -  Water(1)
  10.4         Manufacturing Agreement between Viamineralherb.com  and  Alta(1)
  10.5         Merger  Agreement  between  Paragon  Polaris  Strategies.com
               Inc.  and Icoworks,  Inc.  (2)
  10.6 Form of share purchase agreement entered into between the registrant and the individual non-US shareholders of Icoworks, Inc. to acquire the majority interest.(3)
  99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
  99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
  99.3         Risk  Factors  (4)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement originally filed March 16, 2000, as amended.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K on November 22, 2002.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Current Report on Form 8-K on March 6, 2003.

(4)  Filed  as  an  exhibit  to  this  Annual  Report  on  Form  10-KSB.

(b)     Reports  on  Form  8-K.

The following Current Reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2002.

Date of Form 8-K     Date of Filing with the SEC     Description of the Form 8-K
----------------     ---------------------------     ---------------------------
November 20, 2002    November 22, 2002               Disclosure of the execution
                                                     of the merger  agreement
                                                     between  the  Company  and
                                                     Icoworks

The following Current Reports on Form 8-K were filed subsequent to our fiscal year ended December 31, 2002.

Date of Form 8-K     Date of Filing with the SEC     Description of the Form 8-K
----------------     ---------------------------     ---------------------------
March 4, 2003        March 6, 2003                   Disclosure of the
                                                     acquisition by the Company
                                                     of  a  majority  interest
                                                     of  Icoworks

ITEM 14.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert Foo, and Chief Financial Officer, Mr. Samuel Lau. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PARAGON POLARIS STRATEGIES.COM INC.


By:  /s/ Robert Foo
     ___________________________________
     Robert Foo, President and Chief Executive Officer
     Director
     Date:   March 28, 2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Robert Foo
     ___________________________________
     Robert Foo, Chief Executive Officer and Director
     (Principal Executive Officer)
     Director
     Date:   March 28, 2003


By:  /s/ Samuel Lau
     ___________________________________
     Samuel Lau, Chief Financial Officer and Director
     (Principal Financial Officer and Principal Accounting Officer)
     Director
     Date:   March 28, 2003


By:  /s/ Ian Brodie
     ___________________________________
     Ian Brodie
     Director
     Date:   March 28, 2003

                                  CERTIFICATION

I, Robert Foo, Chief Executive Officer of Paragon Polaris Strategies.com Inc., certify that;

1. I have reviewed this annual report on Form 10-KSB of Paragon Polaris Strategies.com Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/ Robert Foo
Date:   March 28, 2003             ___________________________________
                                   (Signature)

                                   Chief Executive Officer
                                   ___________________________________
                                   (Title)

                                  CERTIFICATION

I, Samuel Lau, Chief Financial Officer of Paragon Polaris Strategies.com Inc., certify that;

1. I have reviewed this annual report on Form 10-KSB of Paragon Polaris Strategies.com Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   /s/ Samuel Lau
Date:   March  28,  2003           ___________________________________
                                   (Signature)

                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)