Form 10QSB
period 2003-03-31
PARAGON POLARIS STRATAGIES COM INC
filed 2003-06-20
CIK 1091293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  MARCH  31,  2003

 [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period                  to


               Commission  File  Number     000-33163

                                 ICOWORKS, INC.
         ------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                   76-0609444
--------------------------------         -----------
(State or other jurisdiction of          (IRS Employer
incorporation  or  organization)         Identification No.)


SUITE  1700, 1111 WEST GEORGIA STREET
VANCOUVER,  BRITISH  COLUMBIA, CANADA     V6E  4M3
-------------------------------------     --------
(Address of principal executive offices)  (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                   604-681-1754
                                          ------------

                FORMER NAME:  PARAGON POLARIS STRATEGIES.COM INC.
                -------------------------------------------------
                        FORMER FISCAL YEAR:  DECEMBER 31
                        --------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,886,398 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JUNE 13, 2003.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                                 ICOWORKS, INC.
                 (formerly Paragon Polaris Strategies.com Inc.)


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)



                                   (Unaudited)


                                 MARCH 31, 2003

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
CONSOLIDATED  BALANCE  SHEET
(Expressed  in  U.S.  Dollars)
(Unaudited)



=========================================================
                                              March  31,
                                               2003
---------------------------------------------------------
ASSETS

Current assets
 Cash                                         $  132,645
 Available-for-sale equity securities              8,530
 Accounts receivable                              61,802
 Income taxes recoverable                            920
 Inventory                                     2,218,326
 Prepaid expenses                                 92,462
 Deferred bonus                                        -
 Deferred tax asset less valuation allowance           -
                                              -----------
 Total current assets                          2,514,685

Property and equipment                            88,584

Deferred financing costs                         304,554

Intangible asset                                 296,835
                                              -----------

Total assets                                  $3,204,658
                                              ===========





                                 -  continued  -


    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
CONSOLIDATED  BALANCE  SHEET
(Expressed  in  U.S.  Dollars)
(Unaudited)


========================================================
                                           March  31,
                                                2003
-------------------------------------------------------
Continued

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
 Accounts payable and accrued liabilities  $ 2,810,856
 Due to related parties                        785,329
                                           ------------

 Total current liabilities                   3,681,185

Commitments and contingencies

Minority interest                              (71,127)

Deficiency in assets
 Common stock
   Authorized
     100,000,000  common shares with
     a par value of $0.001
   Issued and outstanding
     12,886,398 common shares                   12,886
 Additional paid-in capital                  2,484,817
 Accumulated other comprehensive loss           (8,730)
 Accumulated deficit                        (2,809,372)
                                           ------------

 Total deficiency in assets                   (320,399)
                                           ------------

Total liabilities and deficiency
 in assets                                 $ 3,204,658
=======================================================






    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  U.S.  Dollars)
(Unaudited)


===============================================================================================
                                           Three  Month  Three  Month Nine  Month   Nine  Month
                                           Period Ended  Period Ended Period Ended  Period Ended
                                            March 31,     March 31,    March 31,     March 31,
                                              2003          2002         2003          2002
-----------------------------------------------------------------------------------------------
SALES                                      $  722,754   $  542,131   $ 1,397,887   $  629,143
COST OF SALES                                 666,506      289,305     1,035,730      352,056
                                           -----------  -----------  ------------  -----------

GROSS MARGIN                                   56,248      252,826       362,157      277,087
                                           -----------  -----------  ------------  -----------

EXPENSES
 Amortization of customer list                 44,526       44,526       133,576       59,367
 Amortization of deferred bonus                18,896            -        56,686            -
 Depreciation                                  20,606            -        32,166            -
 General and administrative                   568,380      415,870     1,207,726      563,909
                                           -----------  -----------  ------------  -----------

                                              652,408      460,396     1,430,154      623,276
                                           -----------  -----------  ------------  -----------

Loss before minority interest in net
loss of subsidiaries                         (596,160)    (207,570)   (1,067,997)    (346,189)

MINORITY INTEREST IN NET LOSS OF
 SUBSIDIARIES                                 (71,127)           -       (71,127)           -
                                           -----------  -----------  ------------  -----------

Loss before other items and income taxes     (525,033)    (207,570)     (996,870)    (346,189)

OTHER INCOME (EXPENSES)
 Foreign exchange loss                           (172)           -          (172)           -
 Interest income                                7,356           17         7,858          168
 Gain on settlement of accounts payable             -            -             -       55,000
 Gain on sale of assets                        11,551            -         7,367            -
 Loss on sale of available-for-sale
equity securities                              (8,588)           -             -            -
                                           -----------  -----------  ------------  -----------

Total other income, net                        10,147           17        15,053       55,168
                                           -----------  -----------  ------------  -----------

Loss before income taxes                     (514,886)    (207,553)     (981,817)    (291,021)

INCOME TAX BENEFITS                            (3,792)           -        (3,792)           -
                                           -----------  -----------  ------------  -----------

Net loss                                   $ (511,094)  $ (207,553)  $  (978,025)  $ (291,021)
==============================================================================================
Basic and diluted net loss per share       $    (0.05)  $    (0.04)  $     (0.14)  $    (0.05)
==============================================================================================
Weighted average number of
 common shares outstanding                  9,495,064    5,531,461     6,937,219    5,321,399
==============================================================================================




    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
(Expressed  in  U.S.  Dollars)
(Unaudited)

============================================================
                                 Nine  Month   Nine  Month
                                 Period Ended  Period Ended
                                   March  31,    March  31,
                                     2003          2002
------------------------------------------------------------


Net loss                          $(978,025)  $(291,021)

Change in cumulative translation
 adjustment                          (8,677)     (6,507)
                                  ----------------------

Comprehensive loss                $(986,702)  $(297,528)
========================================================






    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  U.S.  Dollars)
(Unaudited)


===============================================================================
                                                   Nine  Month    Nine  Month
                                                   Period Ended   Period Ended
                                                     March  31,     March  31,
                                                       2003           2002
-------------------------------------------------------------------------------
CASH FROM OPERATING ACTIVITIES
 Net loss                                          $  (978,025)  $(291,021)
 Items not involving cash:
   Accrued management fees due to a related party      153,000     102,000
   Amortization of customer list                       133,576           -
   Amortization of deferred bonus                       56,686           -
   Depreciation                                         32,166      59,365
   Foreign exchange gain                                     -      (6,506)
   Gain on settlement of accounts payable                    -     (55,000)
   Minority interest in net loss of subsidiaries       (71,127)          -
   Reversal of contingent liability                          -     (63,530)
   Shares issued for consulting services                     -      42,200
   Shares issued for financing fees                          -       4,200
   Impairment of property and equipment                      -       1,215
 Changes in non-cash working capital items:
   (Increase) decrease in accounts receivable           43,896     (60,882)
   Decrease in income taxes recoverable                 21,868           -
   (Increase) decrease in inventory                 (2,208,631)      4,726
   Increase in prepaid expenses                        (87,001)     (2,716)
   Increase (decrease) in accounts payable
     and accrued liabilities                         2,509,308    (276,226)
                                                   ------------------------
 Net cash used in operating activities                (394,285)   (542,175)
                                                   ------------------------

CASH FROM INVESTING ACTIVITIES
 Cash acquired on purchase of subsidiaries                   -     270,958
 Sale of available-for-sale equity securities            1,299           -
 Purchase of subsidiary                                      -    (115,000)
 Purchase of property and equipment                    (50,010)    (11,371)
                                                   ------------------------

 Net cash used in investing activities                 (48,781)   (144,587)
                                                   ------------------------




                                  - continued -





    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  U.S.  Dollars)
(Unaudited)

======================================================================

                                            Nine  Month   Nine  Month
                                            Period Ended  Period Ended
                                              March 31,    March  31,
                                                2003         2002
----------------------------------------------------------------------
Continued...

CASH FROM FINANCING ACTIVITIES
 Issuance of common stock, net of
 issuance costs                               91,086    1,110,100
 Increase (decrease) in due to related
 parties                                     350,101     (496,347)
                                            ----------------------

 Net cash provided by financing activities   441,187      613,753
                                            ----------------------

Change in cash during the period              (1,879)     216,155

Cash, beginning of period                    134,524        1,269
                                            ----------------------

Cash, end of period                         $132,645   $  217,433
==================================================================
Cash paid during the period
 for interest                               $      -   $        -
==================================================================

Cash paid during the period for
 income taxes                               $      -   $        -
==================================================================







    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY

Icoworks, Inc. (formerly Paragon Polaris Strategies.com Inc.) (the "Company") was incorporated in the State of Nevada on May 27, 1999. On July 1, 1999, the Company acquired limited rights to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising and for treating animal waste from dairies, feedlots of all kinds and for other similar uses. The rights to use this technology were subsequently withdrawn by agreement with the owner and the Company subsequently acquired a three year license to market and sell vitamins, minerals, nutritional supplements from
Vitamineralherb.com  Inc.   This  business  was  abandoned  by  the  Company.

On February 20, 2003, the Company acquired 56% of the issued and outstanding capital stock of Icoworks Holdings, Inc. ("Icoworks Holdings") consisting of 3,593,199 shares from several non-U.S. stockholders. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings. The acquisition was accounted for as a business combination (Note 4).

The consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to February 20, 2003 are those of Icoworks Holdings. The Company's consolidated date of incorporation is considered to be February 27, 1998, the date of inception of Icoworks Holdings. Following the acquisition, the Company changed its name from Paragon Polaris Strategies.com Inc. to Icoworks, Inc.

Icoworks Holdings is a Nevada incorporated company whose principal business activity consists of the conduct of customized auctions for corporate assets such as wholesale and retail inventories, used industrial equipment and other related goods. During the year ended June 30, 2002 and prior to the acquisition of the Company, Icoworks Holdings purchased all the issued and outstanding capital stock of two companies, Icoworks Services Ltd. and DM International Appraisals & Consulting Ltd. (Note 5). Icoworks Holdings also has two other subsidiaries, being Icoworks Eastern Ltd. and Icoworks Joint Venture Ltd.

Interim  reporting

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending June 30, 2003.


2.     GOING  CONCERN

These consolidated financial statements have been prepared reflecting the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================




2.     GOING  CONCERN  (cont'd  )

The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

=====================================================
                                        March  31,
                                            2003
-----------------------------------------------------
Accumulated  deficit                  $  (2,809,372)
Working  capital  (deficiency)           (1,166,500)
=====================================================



3.     SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned and partially-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use  of  estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign  currency  translation

The Company has determined that the functional currency of certain of its wholly-owned and partially-owned subsidiaries is the local currency, the Canadian dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the period end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of shareholders' equity under other comprehensive income. Exchange gains and losses resulting from foreign currency transactions are included in income for the period.

Marketable  securities

Marketable securities are classified into available-for-sale or trading securities stated at fair market values. Any unrealized holding gains or losses are to be reported as a separate component of shareholders' equity until realized for available-for-sale securities, and included in earnings for trading securities.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )



Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is generally determined on the first in, first out basis.

Property  and  equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recorded on a declining balance basis at the following annual rates:



  Auction equipment               20%
  Automotive equipment            30%
  Computer equipment              30%
  Computer software               50%
  Leasehold improvements   Lease term
  Office equipment                20%
  Sign                            20%
  Tools and equipment             20%




Intangible  asset

Intangible assets are recorded at cost and amortized using the straight-line method over their estimated useful lives. As at March 31, 2003, the intangible asset consists of a customer list with an estimated useful life of 3 years (Note
5).

The carrying value of intangible assets is re-evaluated for potential permanent impairment on an ongoing basis at the reporting unit level. In order to determine whether permanent impairment exists, management considers the Company's and its subsidiaries' financial condition as well as expected pre-tax earnings, undiscounted cash flows or market related values. If the carrying value of intangible assets of a reporting unit exceeds the fair value of the reporting unit, the carrying value of intangible assets must be written down to fair value in the year the impairment is recognized.

Revenue  recognition

Revenues consist of two main activities, auction revenues and held for sale revenues. Auction revenues are comprised of buyers premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consignors of items for auction. Held for sale revenues are comprised of revenues from items purchased and held for sale and or liquidation. Revenue is recognized once the auction or sales are completed and collection is reasonably assured. Other commissions are earned when the Company provides guarantees on the gross proceeds to be received from sale to the consignor.

The Company conducts these sales where it, or in joint venture with others, temporarily acquires title to the goods. Where these activities are conducted, the profits are divided between the Company and the joint venturers on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, the Company may be required to fund the shortfall (Note 12).

Revenue is also earned from fees charged for appraisals and is recognized when the work is completed and collection is reasonably assured.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

Income  taxes

The Company follows the liability method of accounting for income taxes. Under this method, future income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is included in income in the period in which the change occurs. The amount of future income tax assets recognized is limited to the amount that is more likely than not to be realized.

Loss  per  share

Basic loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive.

Stock-based  compensation

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

Stock-based  compensation  (cont'd  )

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


=============================================================================================
                                       Three Month   Three  Month  Nine  Month  Nine  Month
                                       Period Ended  Period Ended  Period Ended Period Ended
                                       March  31,    March  31,    March 31,    March  31,
                                         2003          2002          2003         2002
---------------------------------------------------------------------------------------------
Net loss, as reported                $(511,094)  $(207,553)  $(978,025)  $(291,021)

Add:    Total stock-based employee
        compensation expense included
        in loss, as reported determined
        under APB 25, net of
        related tax effects                  -           -           -           -

Deduct: Total stock-based employee
        compensation expense determined
        under fair value based
        method for all awards,
        net of related tax effects      (4,973)          -      (7,680)          -
                                     ----------------------------------------------

Pro-forma net loss                   $(516,067)  $(207,553)  $(985,705)  $(291,021)
===================================================================================
Basic and diluted net loss
 per share, as reported              $   (0.05)  $   (0.04)  $   (0.14)  $   (0.05)
===================================================================================

Basic and diluted net loss
per share, pro-forma                 $   (0.05)  $   (0.04)  $   (0.14)  $   (0.05)
===================================================================================




Recent  accounting  pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================

3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

Recent  accounting  pronouncements  (cont'd  )



In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 31, 2002.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


3.     SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

Recent  accounting  pronouncements  (cont'd  )

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.


4.     BUSINESS  COMBINATION  WITH  ICOWORKS  HOLDINGS

On November 20, 2002, the Company entered into an agreement to merge with Icoworks Holdings. On February 20, 2003, the Company acquired a 56% interest in Icoworks Holdings through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. stockholders and, accordingly, the Company is considered to be the legal acquirer. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings and therefore, Icoworks Holdings is considered the accounting acquirer. Consequently, the consolidated statements of operations, stockholders' equity (deficiency) and cash flows include Icoworks Holdings' results of operations, deficit and cash flows from February 27, 1998 (date of inception) and the Company's results of operations and cash flows from February 20, 2003. The issued number of shares of common stock is that of the Company. The acquisition was accounted for as a business combination. The Company plans to complete the merger with Icoworks Holdings as contemplated by the merger agreement.

Under the terms of the merger agreement, the Company agreed to issue shares of its common stock to the shareholders of Icoworks Holdings on a two-for-one basis. The Company anticipates issuing an aggregate of 12,886,398 shares in order to complete the acquisition of all of the outstanding shares of Icoworks Holdings, inclusive of the 7,186,398 shares already issued by the Company. In addition, the Company will issue options and warrants to the current option holders and warrant holders of Icoworks Holdings on a two-for-one basis.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


4.     BUSINESS  COMBINATION  WITH  ICOWORKS  HOLDINGS  (cont'd  )

At the date of acquisition, the fair market value of the net assets of the Company was as follows:



Cash and cash equivalents                    $49
Accounts receivable                          2,592
Accounts payable and accrued liabilities   (17,066)
Due to related parties                     (82,892)
                                          ---------
Net liabilities assumed                   $(97,317)
                                          =========




5.     ACQUISITIONS

Acquisition  of  Icoworks  Services  Ltd.  (formerly  Wigley  Auction Ltd.)

On  December  1,  2001,  Icoworks  Holdings  acquired  all  of  the  issued  and outstanding common stock of Icoworks Services Ltd. ("Icoworks Services") for consideration of $679,584, consisting of a cash payment of $572,082 and the issuance of 600,000 shares of common stock. Icoworks Holdings funded $367,805 while $115,000 was advanced by related parties.

The acquisition of Icoworks Services has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of Icoworks from the date of acquisition.

The  total  purchase  price  of  $679,584  was  allocated  as  follows:



Cash                                       $270,958
Marketable securities                         9,373
Accounts receivable                           7,723
Inventory                                    48,275
Prepaid expenses                              5,292
Due from related parties                    177,677
Property and equipment                       55,342
Trust assets                                  1,270
Accounts payable and accrued liabilities   (429,358)
Trust liabilities                            (1,270)
Customer list                               534,302
                                          ----------
                                          $ 679,584
                                          ==========



The customer list is being amortized using the straight-line method to the consolidated statements of operations over its estimated useful life of 3 years. As at March 31, 2003, the customer list, with a cost of $534,302, has been amortized by $237,467, leaving a net book value of $296,835.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


5.     ACQUISITIONS  (cont'd  )

Acquisition  of  DM  International  Appraisals  &  Consulting  Ltd.

On April 1, 2002, Icoworks Holdings acquired all of the issued and outstanding common stock of DM International Appraisals & Consulting Ltd. ("DM") for consideration of $75,000, consisting of the issuance of 75,000 shares of common stock.

The acquisition of DM has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of DM from the date of acquisition.

The  total  purchase  price  of  $75,000  was  allocated  as  follows:




Cash                                       $5,729
Accounts receivable                         1,806
Income taxes recoverable                      111
Property and equipment                      3,650
Accounts payable and accrued liabilities   (7,481)
Due to related parties                     (4,396)
Deferred bonus                             75,581
                                          --------
                                          $75,000
                                          ========



The deferred bonus relates solely to the value of the employment contract Icoworks Holdings entered into with the former shareholder and key executive of DM that was part of the terms of the acquisition. The deferred bonus was amortized to the consolidated statements of operations commencing April 1, 2002 over a period of one year, being the term of the employment contract with the former shareholder of DM.


6.     INVENTORY


============================================================
                                                 March  31,
                                                    2003
------------------------------------------------------------
Wood products and associated equipment          $1,532,925
Books                                              674,487
Miscellaneous and  other goods held for resale      10,914
                                                ----------
                                                $2,218,326
==========================================================

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


7.     PROPERTY  AND  EQUIPMENT


===========================================================
                                   March 31,2003
                        ---------------------------------
                                 Accumulated   Net Book
                          Cost   Depreciation  Value
Auction equipment       $ 17,015  $ 10,260  $ 6,755
Automotive equipment      60,576    40,368   20,208
Computer equipment        68,393    44,249   24,144
Computer software         16,718     5,161   11,557
Leasehold improvements    12,265         -   12,265
Office equipment          17,611    10,832    6,779
Sign                       7,605     1,914    5,691
Tools and equipment       16,702    15,517    1,185
                        ---------------------------

                        $216,885  $128,301  $88,584
===================================================




8.     DEFERRED  FINANCING  COSTS

The Company issued 1,531,029 warrants to an investor group that has made available to the Company funds totaling $1,087,030 (CDN$1,600,000). These warrants are exercisable at $0.71 per warrant and expire on March 28, 2005. The Company has recorded $304,554 in the consolidated balance sheets, being the fair value calculated using the Black-Scholes option-pricing model of $306,000 net of amortization of $1,446.

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:



====================================================
Risk free interest rate                         4.0%
Dividend yield rate                             0.0%
Volatility                                       45%
Weighted average expected life of options   2 years
====================================================

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


9.     DUE  TO  RELATED  PARTIES


==================================================
                                        March 31,
                                           2003
--------------------------------------------------
Advances due to directors, unsecured,
non-interest bearing,
no fixed terms of repayment.           $ 69,099

Management fees due to
 a company related by common
ownership and a common
 director, unsecured, non-
interest bearing, no fixed
terms of repayment.                     311,086

Advances due to a company
controlled by common management,
unsecured, non-interest bearing,
no fixed terms of repayment             144,398

Payment due to the former
shareholders of Icoworks
 (Note 4), unsecured, non-
interest bearing, no fixed
terms of repayment.                      85,190

Due to shareholders                      37,690

Advances due to a company
related by common ownership
and a common director,
unsecured, bearing interest
at prime plus 1%, due on

demand.  These advances
require the Company to pay
 a cash bonus and a stock
bonus, each equivalent to
 10% of the outstanding
 advances when demand
 for repayment is requested.            137,866
                                       --------

                                       $785,329
===============================================




10.     COMMON  STOCK

During the year ended June 30, 2001, the Company issued 799,000 shares of common stock for gross proceeds of $399,500 and incurred share issuance costs of $35,202 paid in cash.

During the year ended June 30, 2002, the Company issued 1,521,000 units for gross proceeds of $1,521,000 and incurred share issuance costs of $226,475 paid in cash. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share on the earlier of 36 months from the date of issuance or January 8, 2005 at an exercise price of $1.50 per share.

On December 1, 2001, the Company issued 600,000 shares of common stock as part of the consideration paid to acquire Icoworks (Note 5).

On January 1, 2002, the Company issued 4,200 shares of common stock at a fair value of $1.00 per share for consulting services. The Company also issued 42,200 shares of common stock at a fair value of $1.00 per share to a company related by common ownership and a common director as a financing fee for advances received.

On April 1, 2002, the Company issued 75,000 shares of common stock at a fair value of $1.00 per share to acquire DM (Note 5).

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================

10.     COMMON  STOCK  (cont'd  )

During the nine month period ended March 31, 2003, the Company issued 88,600 units for proceeds of $88,600. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share on the earlier of 36 months from the date of issuance or January 8, 2005 at an exercise price of $1.50 per share. The Company also issued 60,960 of the 150,850 shares of common stock to be issued to various brokers as compensation for arranging private placements during the year ended June 30, 2002.

On February 20, 2003, the Company issued 7,186,398 shares of common stock to acquire a 56% interest in Icoworks Holdings (Note 4).

The Company has received the consent of a majority of its stockholders to increase to the authorized number of shares of common stock to 100,000,000 shares and to create a class of 10,000,000 shares of preferred stock. Each of these changes will require an amendment to the Company's articles of incorporation.

Warrants

At March 31, 2003, Icoworks Holdings had warrants which were outstanding enabling holders to acquire the following shares of common stock:



=======================================================================
            Number  of  Shares   Exercise  Price
            Subsidiary (Parent)  Subsidiary (Parent)   Expiry Date
-----------------------------------------------------------------------
Warrants       21,000 /(42,000)  $1.50 ($0.75)      December 27, 2004
Warrants  1,500,000/(3,000,000)   1.50 ($0.75)      January 8, 2005
=======================================================================




Stock  options

At March 31, 2003, Icoworks Holdings had options which were outstanding enabling holders to acquire the following shares of common stock:


======================================================================
          Number of Shares    Exercise  Price
          Subsidiary (Parent) Subsidiary (Parent)  Expiry Date
----------------------------------------------------------------------
Options  200,000/(400,000)  0.75 ($0.375)          November 12, 2007
======================================================================



The stock option plan serves as an equity incentive program for management, qualified employees, members of the board of directors and independent advisors or consultants. Generally, the stock options have a life of 5 years and vest equally on each anniversary date over a 3 year period.

On November 12, 2002, Icoworks Holdings granted 200,000 options to qualified employees. The stock options granted have a life of 5 years, an exercise price $0.75 ($0.375 based on a 2:1 transfer from the subsidiary to the parent plan if the proposed merger) and vest equally on each anniversary date over a 3 year period. As at March 31, 2003, no stock options had vested or expired and no stock options were exercised or forfeited.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================


10.     COMMON  STOCK  (cont'd  )

Stock  options  (cont'd  )

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

============================================================
Risk  free  interest  rate                  3.17% to  3.65%
Dividend  yield  rate                                  0.0%
Volatility                                              45%
Weighted  average  expected  life  of  options     3  years
============================================================

11.     RELATED  PARTY  TRANSACTIONS

During the nine month period ended March 31, 2003, the Company entered into the following transactions with related parties:

a) Paid or accrued consulting expenses of $56,729 (2002 - $27,868) to companies related by common ownership and directors.

b) Paid or accrued financing fees of $Nil (2002 - $42,200) to a company related by common ownership and a common director.

c) Paid or accrued management fees of $148,000 (2002 - $115,086) to a company related by common ownership and a common director.

d) Paid or accrued rent of $124,166 (2002 - $49,739) to a company controlled by employees who were previously directors of Icoworks Services.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


12.     SUPPLEMENTAL  DISCLOSURES  WITH  RESPECT  TO  CASH  FLOWS

The significant non-cash transaction during the nine month period ended March 31, 2003 consisted of the Company issuing 7,186,398 shares of common stock to acquire a 56% interest in Icoworks Holdings (Note 4).

The significant non-cash transaction during nine month period ended March 31, 2002 consisted of the Company issuing 600,000 shares of common stock as part of the consideration paid to acquire all of the issued and outstanding shares of Icoworks Services and 75,000 shares of common stock as consideration paid to acquire all of the issued and outstanding shares of DM (Note 5).

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================

13.     COMMITMENTS  AND  CONTINGENCIES

Icoworks Services was named as a defendant in a statement of claim relating to the purchase of certain equipment Icoworks Services considered to be in poor condition. Consequently, Icoworks Services accrued a liability of $63,530 relating to this claim in a prior year's financial statements. During the nine month period ended March 31, 2002, the claim was settled in favor of Icoworks Services, however, the plaintiff appealed the ruling. Management believes the appeal has no merit and, as a result, the $63,530 contingent liability previously recorded was reversed during the nine month period ended March 31, 2002.

The Company has entered into an arrangement in which it has guaranteed profits to investors who provide funds to the Company that are to be used to guarantee minimum return to clients who wish to sell assets or to acquire assets outright to be held for resale. These investors will share in the profits from these transactions on the basis of 65% of the profits to the Company and 35% to the investors. The Company has in turn guaranteed to those investors a minimum return of 15% per annum on the funds advanced. Further, the Company issued warrants to those investors to purchase shares of common stock the (Note 8) up to the value of their investment. Management is confident that the arrangement will yield the investor group sufficient return so that the guarantee will not result in any additional expense to the Company. As at March 31, 2003, the Company would be liable for $163,055 (CDN$240,000) in each of the 12 month periods ended March 31, 2004 and 2005 as $1,087,030 (CDN$1,600,000) has been made  available  by  the  investors.

The Company has the following commitments not disclosed elsewhere in these consolidated financial statements as at March 31, 2003:

a) Pay management fees of $17,000 per month plus all reasonable out-of-pocket disbursements to a company related by common ownership and a common director.

b) Pay consulting fees relating to assistance with investor relation services to a company related by common ownership. The agreement required a payment of $25,000 upon signing (paid) and a payment of $125,000 upon completion of all services. As at March 31, 2003, $100,000 of the $125,000 of services remained to be performed.

c) Issue 89,890 shares of common stock to various brokers as compensation for arranging private placements during the year ended June 30, 2002.

d) Pay $111,536 (CDN$175,000) annually plus bonuses under employment contracts to former shareholders of Icoworks. The employment contracts expire on December 31, 2004.

e) Pay $108,000 annually under an employment contract to the former shareholder of DM. The employment contract expires on April 1, 2003.

f) Pay minimum lease payments for premises of $127,000 per annum, plus common area costs, under an operating lease expiring November 30, 2003.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
MARCH  31,  2003
(Unaudited)

================================================================================

14.     FINANCIAL  INSTRUMENTS

The Company's financial instruments consist of cash, marketable securities, accounts receivable, income taxes recoverable, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.


15.     SEGMENT  INFORMATION

Notwithstanding that the Company may operate certain assets it acquires while it holds the goods for resale, the Company conducts operations in one reportable segment, being the conduct of customized auctions, in Canada.


16.     SUBSEQUENT  EVENT

Subsequent to March 31, 2003, the Company accepted the subscription for 30,000 Series A preferred shares as part of an offering of 300,000 shares. Each Series A preferred share will have a face value of $10.00 per share, and;

a) Will be convertible into shares of the Company's common stock on the basis of one share of common stock for each $0.75 of Series A preferred shares at the option of the holder. The minimum amount of Series A preferred shares that may be converted by a holder will be $10,000.

b) Will accrue interest at the rate of 10% per annum. Interest will be paid quarterly at the end of each calendar quarter, commencing June 30, 2003.

c) The Company will have the right to redeem the Series A preferred share at any time after eighteen months from the date of issuance in the event that the closing price of the Company's common stock is equal to or greater than $1.50 per share for at least twenty consecutive trading days during the three month period prior to the date of notice of redemption.

d) Each holder will have the right to redeem the Series A preferred share at any time after the date that is three years from the date of closing of the purchase of the Series A preferred shares.

e) Will not have voting rights, other than on matters affecting the Series A preferred shares, as prescribed by Nevada law.

f) Will not have dividend rights, other than to receive the annual 10% interest rate.

The subscriptions received will result in the quarterly obligation to pay $7,500 and if all of the Series A preferred shares which have been offered are sold, the payments will be $75,000 per quarter ($300,000 annually). If converted, the Series A preferred shares which have been subscribed would result in the issue of 400,000 shares of common stock.

The holders shall have the right to redeem the preferred shares anytime after the closing date.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Icoworks, Inc. (formerly Paragon Polaris Strategies.com Inc.) ("We", "Icoworks" or the "Company") was incorporated in the State of Nevada on May 27, 1999.

On July 1, 1999, we acquired limited rights to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising, and for treating animal waste from dairies, feedlots of all kinds, and for other similar uses. The rights to use this technology were subsequently withdrawn by agreement with the owner. We subsequently acquired a three year license to market and sell vitamins, minerals, nutritional supplements from
Vitamineralherb.com  Inc.   We  have  abandoned  this  business.

We entered into an agreement on November 20, 2002 to merge with Icoworks Holdings Inc. (formerly Icoworks, Inc.) (www.icoworks.com), a Nevada corporation ("Icoworks Holdings") that specializes in offering a complete array of industrial, oilfield and commercial appraisal, liquidation and auction services. Under the terms of the merger agreement, we agreed to issue shares of our common stock to the shareholders of Icoworks Holdings on a two-for-one basis. This merger agreement has terminated in accordance with its terms as the merger was not consummated by May 1, 2003, however we anticipate that we will enter into a new merger agreement to complete the acquisition of the minority interest in Icoworks Holdings that we currently do not own. There is no assurance that this merger will be completed.

We completed the acquisition of a 56% interest in Icoworks Holdings on February 20, 2003 through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. shareholders. We issued 7,186,398 shares of our common stock to acquire this interest. We plan to complete the merger with Icoworks Holdings as originally contemplated by the merger agreement. We anticipate issuing an aggregate of 12,886,398 shares in order to complete the acquisition of all of the outstanding shares of Icoworks Holdings, inclusive of the 7,186,398 shares issued on February 20, 2003 to acquire the majority 56% interest in Icoworks Holdings. In addition, we anticipate we will issue options and warrants to the current optionholders and warrantholders of Icoworks Holdings on a two-for-one basis if a new merger agreement is signed. The completion of the merger will be subject to approval by the shareholders of both the Icoworks and Icoworks Holdings. We anticipate proceeding with the filing of a registration statement with the Securities and Exchange Commission in connection with obtaining shareholder approval of the merger.

Our shareholders approved the change of our corporate name to "Icoworks, Inc." to reflect our acquisition of the majority interest in Icoworks Holdings. In connection with this name change, the name of Icoworks Holdings has been changed from "Icoworks, Inc." to "Icoworks Holdings Inc." Our shareholders also approved the increase to the authorized number of shares of common stock to 100,000,000 shares and the creation of a class of 10,000,000 authorized shares of preferred stock. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our name and our authorized capital.

We do not have any business or subsidiaries other than our 56% interest in Icoworks Holdings.

OVERVIEW  OF  ICOWORKS  HOLDINGS

Icoworks Holdings is engaged in the asset realization business and is a provider of a full and comprehensive range of auction, liquidation and appraisal services to the industrial, oilfield, commercial and office markets. Icoworks Holdings' business operations have historically been based in Calgary, Alberta, Canada and have recently been expanded to include a subsidiary operation in Oakville, Ontario, Canada. Icoworks Holdings plans to expand its business, both through the expansion of its traditional auction, liquidation and appraisal services and through the acquisition of other businesses engaged in the asset realization business that complement Icoworks Holdings' growth strategy. Icoworks Holdings also plans to enhance its traditional services by the use of technology, including the use of live internet auctions, online internet auctions and technology-assisted auctions, in order to expand the scope of potential purchasers for its asset realization business and to facilitate auction transactions.

PRESENTATION  OF  FINANCIAL  INFORMATION

We completed the acquisition of Icoworks Holdings effective February 20, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which result in Icoworks Holdings acquiring Icoworks for accounting purposes. Accordingly, Icoworks Holdings is treated as the acquirer for accounting purposes, even though Icoworks is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Icoworks Holdings, but the type of share capital and number of issued and outstanding shares continue to reflect those of Icoworks. Therefore, our consolidated financial statements include the accounts of Icoworks Holdings and its legal subsidiaries and all significant intercompany accounts and transactions have been eliminated on consolidation. Our results of operations for the nine months ended March 31, 2003 include the financial results of Icoworks since February 20, 2003. Comparative figures shown in our financial statements for the nine month period ended March 31, 2002 are for Icoworks Holdings only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the June 30 year end of Icoworks Holdings to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end. Due to the fact that we own less than 100% of Icoworks Holdings, our financial statements account for the minority interest in Icoworks Holdings that we do not own.

BUSINESS  STRATEGY  AND  PLAN  OF  OPERATIONS

Our business strategy is to continue to expand the asset realization business of Icoworks Holdings with the objective of increasing revenues and profitability. Icoworks Holdings' strategies to achieve this business plan are as follows:

1. Icoworks Holdings intends to target and acquire regional auction businesses that are currently engaged in traditional industrial and commercial auction and liquidation services. The objective of this strategy is to expand the geographic scope of Icoworks Holdings' business, to expand its customer base and to expand the scope of the prospective bidders for items sold by Icoworks Holdings. By pursuing this strategy, Icoworks Holdings plans to be able to market to a broader base of customers on the basis that Icoworks Holdings' geographic influence and its database of prospective bidders will result in customers achieving higher prices for items to be sold.

2. Icoworks Holdings plans to continue to integrate technology into its traditional auction business. Icoworks Holdings will focus its efforts on using technology to supplement its existing traditional auction business services, rather than attempting to shift traditional auctions into an online format. Icoworks Holdings plans to continue the use of live internet auctions using the BidSpotter or competing technology. Icoworks Holdings also plans to pursue online auctions through its e-Bay store. Icoworks Holdings will also consider conducting live online auctions that are accessible to users through its corporate website.

3. Icoworks Holdings plans to pursue creative financing strategies for financing and selling bought deals. Bought deals involve purchase of a group of assets from the seller at a discount to the anticipated selling price. The advantage of this arrangement to a seller is that the seller would be able to achieve immediate proceeds from the sale at a guaranteed amount rather than waiting for the completion of the auction process and being at risk to lower than anticipated sales price at the auction. The risk to Icoworks Holdings as a purchaser is that it would not be able to sell the assets at the price paid to the seller. In order to be able to participate in such ventures at a lower risk, Icoworks Holdings plans to evaluate the financing transactions, including limited partnerships whereby Icoworks Holdings and other venture partners would fund the purchase price for a block of assets and share the risk associated with the sale of the assets on the market. This business strategy would offer greater potential returns for Icoworks Holdings, but at potentially greater risks than in its traditional auction and liquidation business where assets are sold on a fixed commission basis.

Icoworks Holdings has incorporated a subsidiary, Icoworks Joint Ventures Inc. ("Icoworks Joint Ventures"), for the purpose of financing and selling bought deals. Icoworks Holdings and Icoworks Joint Ventures have entered into a joint venture agreement with several initial investors. The purpose of the joint venture formed pursuant to the joint venture agreement is to purchase and resell various types of assets being liquidated in receiverships and bankruptcy on a "bought deal" basis. Assets purchased will be resold using the services of Icoworks Holdings. The joint venture will plan to generate profit by selling these assets at a higher price than the original purchase cost plus costs of sale. Under the joint venture agreement, Icoworks Holdings will carry out the purchase and sale of assets for each bought deal. Icoworks Joint Ventures has agreed to pay to Icoworks Holdings 3.5% of the gross sale price of the assets to compensate Icoworks Holdings for sale costs relating to the marketing, promotion and resale of the purchased assets. The gross profit, being the sale price of each completed sale, less acquisition costs, sale costs and any additional costs, will be distributed as follows:

(1)  65%  to  Icoworks  Holdings,  and
(2)  35%  to  be divided proportionately to each of the joint venture investors.

Icoworks Holdings has guaranteed a return to each joint venture investor of 15% per annum. The term of the joint venture agreement is for a minimum of one year and a maximum of three years. Icoworks Holdings will report quarterly to the joint venture investors and distributions will be made on a quarterly basis of cash available for distribution. The joint venture investors will have the option to convert their investments in Icoworks Joint Ventures into shares of our common stock at any time within one year of their initial investment at a price based on the market price of our common stock for the period immediately prior to the date of investment. To date, a total of $1,087,030 has been made available by investors. As at March 31, 2003, we would be liable for $163,055 in each of the twelve month periods ended March 31, 2004 and 2004 if we are required to pay the investors based on our guarantee obligation.

Our plan of operations includes the following components over the next twelve months:

1. We plan to complete the merger with Icoworks Holdings in order to acquire the remaining 44% interest in Icoworks Holdings that we do not currently own. We anticipate that the completion of this acquisition will take approximately six months and will cost approximately $100,000 due to the fact that we must file a registration statement with the United States Securities and Exchange Commission to register the shares to be issued to the remaining shareholders of Icoworks Holdings.

2. We plan to continue the existing business of Icoworks Holdings, as its major shareholder. We anticipate that we will be required to advance approximately $1,000,000 to Icoworks Holdings in order to fund its existing business operations over the next twelve months.

3. We plan to advance approximately $1,390,000 to Icoworks Holdings to fund the participation by Icoworks Holdings in bought deals, as described above.

4. We plan to advance approximately $1,000,000 to Icoworks Holdings to fund the acquisition strategy of Icoworks Holdings, as described above.

Based on these anticipated expenditures, we anticipate spending approximately $3,500,000 over the next twelve months in pursuing our plan of operations. Of this amount, we anticipate that approximately $1,750,000 will be advanced during the next six months. Our cash position as of March 31, 2003 was $132,645 and we had a working capital deficit of $1,166,500 as of March 31, 2003. Accordingly, we will require substantial additional financing in order to proceed with our plan of operations. We do not have any arrangements for financing currently in place.

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

If we are not able to obtain the necessary financing, then we will scale back the plan of operations in order to reflect available funds. Our first priorities will be to complete the merger with Icoworks Holdings and to continue the existing business of Icoworks Holdings. The funds available to fund the participation of Icoworks Holdings in bought deals and to fund the acquisition strategy of Icoworks Holdings will be scaled back according to the amounts of available funds. If we are not successful in raising the necessary financing, we will also pursue alternate financing arrangements, such as the joint venture financing arrangement involving Icoworks Joint Ventures, as described above.

RESULTS  OF  OPERATIONS

REVENUES

We earn revenues from two principal activities, namely auction revenues and held for sale revenues. Auction revenues are comprised of buyers premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consigners of items for auctions. Held for sale revenues are comprised of revenues from items purchased and held for sale and/or liquidation. Revenue is recognized once the auction or sales are completed and collections reasonably assured. Other commissions are earned by us when we provide guarantees on the gross proceeds to be received from sale to a consigner. We conduct our sales where we temporarily acquire title to goods pending sale. We also enter into joint venture agreements through our subsidiary, Icoworks Joint Ventures, whereby goods are purchased for resale on a joint venture basis. When these activities are conducted on a joint venture basis, the profits are divided between us and the joint venture party on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, then we may be required to fund any shortfall.

We also earn fees charged for appraisals. Revenues from appraisals is recognized when work is completed and collection is reasonably assured.

Our revenues increased to $1,397,887 for the nine month period ended March 31, 2003, compared to $629,143 for the nine month period ended March 31, 2002. The increase in revenues for the nine month period is primarily attributable to the fact that Icoworks Services Ltd. ("Icoworks Services"), was acquired as a wholly owned subsidiary of Icoworks Holdings Inc. on December 1, 2001. Accordingly, results for the nine month period ended March 31, 2002 only reflect the operations of Icoworks Services. for the four month period from December 1, 2001 to March 31, 2002.

Our revenues have increased to $722,754 for the three month period ended March 31, 2003, compared to $542,131 for the three month period ended March 31, 2002, representing an increase of $180,623 or 33%. The increase was primarily attributable to a large auction involving the liquidation of the assets of Synsorb, a Calgary, Alberta based company, in January 2003.

Our gross margin was $362,157 for the nine month period ended March 31, 2003, compared to $277,087 for the nine month period ended March 31, 2002. Gross margin as a percentage of sales decreased to 25.9% for the nine month period ended March 31, 2003, compared to 44.0% for the nine month period ended March 31, 2002.

Gross margins decreased to $56,248 for the three months ended March 31, 2003, compared to $252,826 for the three months ended March 31, 2002, representing a decrease of $196,578 or 77.8%. Gross margins as a percentage of sales decreased to 7.8% for the three months ended March 31, 2003, compared to 46.6% for the three months ended March 31, 2002.

Variations in our operating results on a quarter by quarter basis are explained in part due to the nature of the auction business. Our auction business involves large sales of items through auctions. The scheduling of these large auction sales will impact on the timing of revenues earned and will result in quarter by quarter variations in revenues and consequent operating results.

EXPENSES

Our general and administrative expenses increased to $1,207,726 for the nine months ended March 31, 2003, compared to $563,909 for the nine months ended March 31, 2002. The large increase in general and administrative expenses is again explained by the fact that the acquisition of Icoworks Services was completed on December 1, 2001 and consequently expenses for the nine month period ended March 31, 2002 do not reflect the operating expenses of Icoworks Services for the full nine month period.

General and administrative expenses increased to $568,380 for the three months ended March 31, 2003, compared to $415,870 for the three months ended March 31, 2002, representing an increase of $152,510 or 36.7%. The increase in our general and administrative expenses reflects our acquisition of Icoworks Services in December 2001 and our acquisition of DM International Appraisals and Consulting ("DM International") in April 2002. Our general and administrative expenses also increased due to the expansion of our operations into Ontario, Canada and British Columbia, Canada, from our initial base in Calgary, Alberta. We recently formed a 75% owned subsidiary named Icoworks Eastern which operates in the Greater Toronto area in the Province of Ontario, Canada. Expenses in respect of these operations were incurred in the three months ended March 31, 2003; however, revenues from this business expansion are not expected to be realized until subsequent quarters. The acquisition of DM International was completed in order to enable us to offer a wider range of services to our clients and to provide additional synergies for our Calgary, Alberta office and additional expertise for our expanded operations. We expect that our additional locations will contribute to increase appraisal revenue in the future as the current appraisal revenue are currently limited to the Alberta office.

Our total expenses increased to $1,430,154 for the nine months ended March 31, 2003, compared to $623,276 for the nine months ended March 31, 2002. Our total expenses increased to $652,408 for the three months ended March 31, 2003, compared to $460,396 for the three months ended March 31, 2002, representing an increase of $192,112 or 41.7%. The increase in our total expenses is attributable to the increase in our general and administrative expenses, as discussed above, and to increased amortization and depreciation expenses which are largely attributable to our acquisition of Icoworks Services and DM International, as discussed in the Notes To Financial Statements.

NET  LOSS

Our net loss increased to $978,025 for the nine months ended March 31, 2003, compared to $291,021 for the nine months ended March 31, 2002. Our net loss increased to $511,094 for the three months ended March 31, 2003, compared to $207,553 for the three months ended March 31, 2002, representing an increase of $297,333 or 143%. Our increased loss is primarily attributable to the increases to our costs of sales which have resulted in decreased gross margins and in increased expenses attributable to our expansion efforts.

LIQUIDITY  AND  FINANCIAL  CONDITION

CASH  AND  WORKING  CAPITAL

As at March 31, 2003, we had cash of $132,645 and a working capital deficiency of $1,166,500. Our working capital deficiency is the result of a number of factors including the expansion of operations and continuing losses. We anticipate that we will require additional funding in order to achieve profitable operations and to implement our plan of operations.

CASH  USED  IN  OPERATING  ACTIVITIES

We used $394,285 of cash in operating activities during the nine months ended March 31, 2003, compared to $542,175 during the nine months ended March 31, 2002. We experienced an increase in inventory in the amount of $2,208,631 during this period and an increase in accounts payable and accrued liabilities in the amount of $2,509,308.

FINANCING  ACTIVITIES

We financed our cash used in operating activities primarily from cash generated from financing activities. Cash from financing activities was $441,187 for the nine months ended March 31, 2003 compared to $613,753 for the nine months ended March 31, 2002. Increases in the amounts due to related parties was the principal component of the cash generated from financing activities. There is no assurance that we will be able to continue finance our continued operations using funds received from related parties.

Subsequent to March 31, 2003, we completed a financing with a non-US investor for proceeds of $300,000 pursuant to which we have agreed to issue 30,000 shares of our preferred stock which will be designated as Series A preferred shares. Each Series A preferred share will be issued for each $10 advanced and will be convertible into shares of our common stock at rate of one share for each $0.75 of preferred shares converted. We received the funds from this financing in early April and we have applied the proceeds to working capital. We anticipate designating the class of Series A Preferred Shares and issuing the preferred shares to the investor in the near future.

We have access to a fund of capital in the amount of $1,087,030 through the Icoworks Joint Ventures joint venture arrangement which we anticipate will be used to finance the acquisition of inventory and assets for resale on a project by project basis. These joint ventures arrangements and our obligations thereunder are described above under "Plan of Operations".

FINANCING  REQUIREMENTS

Our strategy is to increase sales through acquisitions with the objective of increasing the sales and revenue of those acquired businesses by making capital available to the acquired businesses allowing bids on bought deals or the acquisition of assets for resale. In addition, we will seek to expand the geographic scope of our business operations through the establishment of new branch offices if no viable acquisition is available. Our ability to implement this strategy is dependant on our ability to raise the necessary capital to carry out our plans.

As discussed above under Plan of Operations, we will require additional financing if we are to continue as a going concern and to complete our plan of operations. In the event that we are unable to raise additional financing under acceptable terms, then we may not be able to proceed with our plan of operations or we may be required to scale back our plan of operations. We also anticipate that we will continue to incur losses until such time as we are able to generate profits from the business of Icoworks Holdings and its expansion strategy.

The implementation of our business plan will require additional financial resources that are in excess of our current financial resources. We plan to pursue equity financings involving sales of our common stock or convertible preferred stock in order to raise financing to fund the business plan of Icoworks Holdings and to funds our ongoing capital requirements. It is contemplated that funds would be advanced by us to Icoworks Holdings as a loan pending the completion of the merger with Icoworks Holdings. There is no assurance that we will be successful in raising the necessary financing to pursue our stated plan of operations.

In the event that we are successful in achieving financing, we anticipate advancing funds to Icoworks Holdings to fund bought deals and the acquisition strategy of Icoworks Holdings as a loan pending the completion of the merger of Icoworks Holdings. These loans may be advanced as secured or unsecured loans. In the event that we advance funds to Icoworks Holdings, there will be no assurance that these funds will be repaid by Icoworks Holdings. If the business of Icoworks Holdings is not successful in generating sufficient funds to repay these loans, then our financial condition will be adversely affected. In addition, there is a risk that we will advance substantial funds to Icoworks Holdings and the merger of Icoworks Holdings will not proceed.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert Foo, and our Chief Financial Officer, Mr. Samuel Lau. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.          CHANGES  IN  SECURITIES

We completed a two to one forward split of our outstanding shares of common stock in December 2002. Upon completion of the forward split, there were two shares of our common stock outstanding for each previously issued and outstanding shares of common stock. All information set forth below is based on post-forward split numbers of shares with corresponding adjustments to share and warrant prices.

We completed the following unregistered sales of our common stock during our fiscal quarter ended March 31, 2003;

1. On February 20, 2003, we issued a total of 7,186,398 shares of our common stock to several of the shareholders of Icoworks Holdings on closing of the acquisition of a 56% majority interest in Icoworks Holdings as follows:


                                            PERCENTAGE OF COMPANY
NAME OF                   NUMBER OF SHARES  COMMON STOCK CURRENTLY
BENEFICIAL OWNER          OF COMMON STOCK   HELD (1)
-----------------------------------------------------------------
Ian Brodie               3,584,398 (2)       27.8%
Bill Wigley              1,200,000 (3)        9.3%
Hollywood Holdings Ltd.       800,000         6.3%
Solara Ventures Inc.        2,084,398        16.9%
J. Graham Douglas        1,602,000 (4)       12.4%
TOTAL                       7,186,398        55.8%




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

The shares of our common stock that were issued to the former shareholders of Icoworks Holdings listed above were issued in consideration of the transfer to us of the shares of Icoworks Holdings held by the former shareholders. The shares were issued to the former Icoworks Holdings shareholders on the basis of two shares of our common stock in consideration for each one share of Icoworks Holdings' common stock. The number of shares issued was based on our assessment of the fair market value of Icoworks Holdings and the trading price of our common stock at the time of the execution of the share purchase agreement.

These shares were issued pursuant to Regulation S of the Securities Act of 1933 (the "Securities Act") on the basis that each former shareholder of Icoworks Holdings is not a U.S person, as defined in Regulation S, and received the offer to exchange their securities in an offshore transaction, as defined in Regulation S. The share certificates issued to the former shareholders of Icoworks Holdings were endorsed with a legend confirming that the shares are restricted shares under the Securities Act and can be sold only pursuant to Regulation S of the Securities Act, pursuant to an exemption from the registration requirements of the Securities Act or pursuant to an effective registration statement under the Securities Act.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the quarter ended March 31, 2003, we filed a proxy statement with the Securities and Exchange Commission in connection with the solicitation of the consent of our shareholders to our name change and to certain changes to our authorized capital. Shareholders holding in excess of 55% of our common stock approved the change our corporate name to "Icoworks, Inc." to reflect our acquisition of the majority interest in Icoworks Holdings, the increase to the authorized number of shares of our common stock to 100,000,000 shares and the creation of a class of 10,000,000 authorized shares of preferred stock. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our name and our authorized capital.


ITEM  5.          OTHER  INFORMATION

None.

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------------------------------------------------------------------------------
EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
3.3            Certificate  of  Amendment  to  Articles  of  Incorporation  (1)

99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 90

99.2 Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 90
--------------------------------------------------------------------------------
(1)    Filed as an Exhibit to this Quarterly Report on Form 10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We filed the following Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003:

1. Form 8-K dated February 20, 2003 filed with the Securities and Exchange Commission on March 6, 2003.

We are required to file an amendment to the Form 8-K filed with the SEC on March 6, 2003 in order to include the audited financial statements of Icoworks Holdings and the pro forma financial statements required to be included on the Form 8-K in accordance with the SEC's disclosure requirements. We are currently endeavoring to complete these financial statements and to proceed with the filing on the required amendment to the original Form 8-K.

Subsequent to March 31, 2003, we filed a Current Report on Form 8-K dated June 10, 2003 respecting the change to our auditor from Janet Loss, CPA to Dohan and Company, Certified Public Accountants and the change of our fiscal year end.

                                   SIGNATURES


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Robert  Foo
     ___________________________________
     Robert  Foo,  Chief  Executive  Officer  and  Director
     (Principal  Executive  Officer)

     Date:     June  19,  2003


By:  /s/ Samuel  Lau
     ___________________________________
     Samuel  Lau,  Chief  Financial  Officer  and  Director
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)

     Date:     June  19,  2003

                                 CERTIFICATIONS

I, Robert Foo, Chief Executive Officer of Icoworks, Inc. (the "Registrant"), certify that;

(1)  I  have reviewed  this  quarterly  report on Form 10-QSB of Icoworks, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            /s/ Robert Foo
Date:   June  19,  2003   ___________________________________
                                   (Signature)

                               CHIEF  EXECUTIVE  OFFICER
                          ___________________________________
                                   (Title)

                                 CERTIFICATIONS

I, Samuel Lau, Chief Financial Officer of Icoworks, Inc. (the "Registrant"), certify that;

(1)  I  have reviewed  this  quarterly  report on Form 10-QSB of Icoworks, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                            /s/ Samuel  Lau
Date:   June  19,  2003     ___________________________________
                                   (Signature)
                                  CHIEF  FINANCIAL  OFFICER
                            ___________________________________
                                   (Title)