Form 10KSB
period 2003-06-30
PARAGON POLARIS STRATAGIES COM INC
filed 2003-10-23
CIK 1091293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2003

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

COMMISSION FILE NUMBER 000-33163

ICOWORKS INC.
(Name of small business issuer in its charter)

NEVADA	76-0609444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia Street, Suite 400
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 392-3960
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 per Share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer's revenues for its most recent fiscal year. $2,447,399

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,854,905, based on the average of the bid and asked price of $0.34 per share as of October 17, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
12,886,398 Shares of Common Stock as of October 15, 2003

Transitional Small Business Disclosure Format (check one): Yes    ☐    No ☒

ICOWORKS INC.
ANNUAL REPORT ON FORM 10-KSB

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in this Annual Report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

ITEM 1.           DESCRIPTION OF BUSINESS.

OVERVIEW

Icoworks Inc. (formerly Paragon Polaris Strategies.com Inc.) (“We”, “Icoworks” or the “Company”) is engaged in the auction and asset realization business through our investment in 56% of the outstanding stock of Icoworks Holdings, Inc., a Nevada corporation (“Icoworks Holdings”).

Icoworks Holdings is engaged in the asset realization business and is a provider of a full and comprehensive range of auction, liquidation and appraisal services to the industrial, oilfield, commercial and office markets. Icoworks Holdings’ business operations have historically been based in Calgary, Alberta, Canada and have recently been expanded to include a subsidiary operation in Oakville, Ontario, Canada and, subsequent to the end of our fiscal year, Premier Auctions based in Texas and Oklahoma. Icoworks Holdings plans to expand its business, both through the expansion of its traditional auction, liquidation and appraisal services and through the acquisition of other businesses engaged in the asset realization business that complement Icoworks Holdings’ growth strategy. Icoworks Holdings also plans to enhance its traditional services by the use of technology, including the use of live internet auctions, online internet auctions and technology-assisted auctions, in order to expand the scope of potential purchasers for its asset realization business and to facilitate auction transactions.

Icoworks recently completed the acquisition of Premier Auctions, a Texas and Oklahoma based auction business specializing in the oil and gas industry on August 29, 2003. Icoworks Holdings has also entered into an agreement to acquire Santiago Classic Car Auctions, a New Mexico based auction business specializing in classic automobiles.

CORPORATE BACKGROUND

1.           Icoworks

Icoworks Inc. (formerly Paragon Polaris Strategies.com Inc.) was incorporated in the State of Nevada on May 27, 1999.

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

We entered into an agreement on November 20, 2002 to merge with Icoworks Holdings Inc. (formerly Icoworks, Inc.) (www.icoworks.com), a Nevada corporation (“Icoworks Holdings”) that specializes in offering a complete array of industrial, oilfield and commercial appraisal, liquidation and auction services. Under the terms of the merger agreement, we agreed to issue shares of our common stock to the shareholders of Icoworks Holdings on a two-for-one basis. This merger agreement has terminated in accordance with its terms as the merger was not consummated by May 1, 2003; however we anticipate that we will enter into a new merger agreement to complete the acquisition of the remaining 44% minority interest in Icoworks Holdings. There is no assurance that this merger will be completed.

We completed the acquisition of a 56% interest in Icoworks Holdings on February 20, 2003 through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. shareholders. We issued 7,186,398 shares of our common stock to acquire this interest. We plan to complete the merger with Icoworks Holdings as originally contemplated by the merger agreement in order to acquire the remaining 44% interest under a new merger agreement. We anticipate issuing an aggregate of 12,865,920 shares in order to complete the acquisition of all of the outstanding shares of Icoworks Holdings, inclusive of the 7,186,398 shares issued on February 20, 2003 to acquire the majority 56% interest in Icoworks Holdings. In addition, we anticipate we will issue options and warrants to the current optionholders and warrantholders of Icoworks Holdings on a two-for-one basis if a new merger agreement is signed. The completion of the merger will be subject to approval by the shareholders of both the Icoworks and Icoworks Holdings. We anticipate proceeding with the filing of a registration statement with the Securities and Exchange Commission in connection with obtaining shareholder approval of the merger.

Our shareholders approved the change of our corporate name to “Icoworks Inc.” to reflect our acquisition of the majority interest in Icoworks Holdings. In connection with this name change, the name of Icoworks Holdings has been changed from “Icoworks, Inc.” to “Icoworks Holdings Inc.” Our shareholders also approved the increase to the authorized number of shares of common stock to 100,000,000 shares and the creation of a class of 10,000,000 authorized shares of preferred stock. We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to our name and our authorized capital.

We do not have any business or subsidiaries other than our 56% interest in Icoworks Holdings.

2.           Icoworks Holdings

Icoworks Holdings was incorporated as a Nevada corporation on February 27, 1998 under the name “Miracle Living Centers, Inc.” The corporate name was changed to “TradeZap, Inc.” on December 8, 2000. The corporate name was subsequently changed to “Icoworks Inc.” on May 6, 2002 and then to “Icoworks Holdings Inc.” on June 19, 2003.

3.           Icoworks Services

Icoworks Holdings acquired all the issued and outstanding common shares of Bill Wigley Auction Services Ltd. effective December 1, 2001. Bill Wigley Auction Services Ltd. was subsequently renamed Icoworks Services Ltd. (“Icoworks Services”). Icoworks Services is an Alberta corporation incorporated on January 30, 1987. Icoworks Services has been in the business of providing auction liquidation appraisal services to the industrial, oilfield, commercial and office markets in Calgary, Alberta, Canada since 1987. Icoworks Services is the primary operating subsidiary of Icoworks in Canada. Icoworks Services has specific expertise in the oilfield exploration and production sector and is considered to be a leader in this market. Icoworks Services also participates in all types of industrial and commercial auctions, appraisals and liquidations.

Icoworks Services entered into a three year employment agreement with Mr. Bill Wigley, the former owner of Icoworks Services on the closing of the acquisition effective December 1, 2001. Mr. Wigley was also appointed as the vice president - investor auctions for Icoworks. Mr. Wigley has subsequently resigned from his position and is no longer one of our employees.

4.           DM International Appraisals and Consulting, Ltd.

Icoworks Holdings purchased DM International Appraisals and Consulting, Ltd. (“DM International”) in April 2002 from Mr. Darrell McGrath. DM International is an equipment appraisal company that was owned and operated by Mr. McGrath. Mr. McGrath has in excess of 24 years of experience and has thorough knowledge of oilfield equipment and other physical assets. The appraisal business of DM International involves offering accurate, up-

to-date evaluations of physical assets, as well as qualified advice in determining the useful life of equipment or the cost to materially increase the value of equipment. On the closing of this acquisition, Icoworks Services entered into a one year employment agreement with Mr. McGrath pursuant to which he is paid $9,000 CDN (equal to approximately $6,840 US) per month. Mr. McGrath is currently the manager of oilfield services for Icoworks Services.

5.           Icoworks Eastern

Icoworks Eastern is an Ontario corporation incorporated on January 14, 2003 (“Icoworks Eastern”). Icoworks Eastern is 75% owned by Icoworks Holdings and 25% owned by Mel Blackburn.

6.           Icoworks Joint Ventures

Icoworks Joint Ventures Inc. is an Alberta corporation incorporated on May 17, 2003 (“Icoworks Joint Ventures”). Icoworks Joint Ventures is 100% owned by Icoworks Holdings but owns any assets in trust for its joint ventures.

7.           Icoworks Services US

Icoworks Services Inc. is a Nevada corporation incorporated on March 14, 2003 (“Icoworks Services US”). Icoworks Services US is 100% owned by Icoworks Holdings and carries out the business operations of Icoworks Holdings in the United States.

8.           Icoworks US JV Inc.

Icoworks US JV Inc. (“Icoworks US JV”) is an Alberta corporation incorporated on August 1, 2003 that is 100% owned by Icoworks Holdings and was incorporated for the purposes of facilitating a bridge loan financing for Icoworks Services US. The assets of Icoworks US JV Inc. are held in trust for the participants of Icoworks US JV Inc. who provided the funds for the advance of the bridge loan facility.

9.           Premier Auctioneers International, Inc.

Premier Auctioneers International, Inc. (“Premier Auctioneers”) is a Delaware corporation that is 100% owned by Icoworks Holdings. Premier Auctioneers operates the Premier Auctions business acquired by Icoworks Holdings.

INDUSTRY BACKGROUND

Icoworks Holdings competes in the industrial and commercial auction, liquidation and appraisal market. According to the US National Auctioneers Association (the “NAA”), the commercial auction market in the United States generated in excess of $267.5 billion in gross sales in 2001. The NAA estimated that there is an average of 600,000 commercial auctions held each year in the United States, by more than 12,000 licensed auctioneers.

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

Icoworks Holdings believes that more used equipment sales will occur through auctions, as a result of increased acceptance of the auction as a method to sell products. In addition, Icoworks Holdings believes that there has been a growing acceptance of auctions, especially online auctions, as a low cost and efficient means for matching buyers and sellers. Accordingly, Icoworks anticipates that the auction channel will facilitate an increasing share of the used equipment market in the future.

ICOWORKS’ SERVICES

Icoworks Holdings provides asset realization services to its customers. These services primarily involve auction liquidation and appraisal services through Icoworks Services, Icoworks Eastern and, subsequent to our year end, Premier Auctions. Our plan is to increase the scope of its services to include bought deals and other arrangements where Icoworks Holdings would acquire a business interest in the assets being sold in addition to facilitating the sale of assets.

Auction Services

Icoworks Holdings is primarily involved in the auction business. Icoworks Holdings conducts auctions on behalf of its customers who desire or are required to sell assets. The range of asset disposition services that Icoworks offers in connection with its auction services includes the following:

(a)	Sales of industrial and commercial assets in commercial and industrial bankruptcies on behalf of receiver managers and trustees;

(b)	Sales of assets seized by sheriffs;

(c)	Sales of assets repossessed by creditors under security agreements;

(d)	Managed asset removal and settlement transactions;

(e)	Private treaty sales for companies;

(f)	Sales of assets for consignors.

Valuations And Appraisals

Icoworks Holdings provides valuations and appraisals in connection with its auction and liquidation services. The appraisal and evaluation process is an important step in attracting equipment for an auction or liquidation. Most appraisals commence when Icoworks Holdings’ personnel visit the location of the prospective customer’s equipment. Appraisals tend to be directed towards entire plants and equipment spreads available because of a bankruptcy, foreclosure, divestiture, abandonment or relocation process. Appraisals of individual or smaller groupings of equipment are usually performed for inclusion in a larger auction. In completing the appraisal process, Icoworks describes each item to be appraised in a standard format. The equipment description includes information such as year of manufacture, manufacturer, model, serial number, attachments and condition, including references to refurbishing work required to make each item ready for sale. Photographs are taken of as many of the items as practical. Icoworks Holdings’ appraisers then assign values to each item of equipment. Once this initial process is completed, Icoworks Holdings’ appraisers and management consult to arrive at a final valuation for the prospective customer.

In addition to valuations and appraisals in connection with auctions, Icoworks Holdings consults with financial institutions, public and privately held corporations, and creditor groups to provide valuations on both a fee for services basis and as a basis for custom proposals for prospective customers. Members of Icoworks Holdings have also consulted as expert witnesses in judicial proceedings relating to the valuation of assets.

Liquidations

Icoworks Holdings conducts retail-style liquidations for various clients on either a fee for service or commission basis. Customers are typically receiver managers, trustees in bankruptcy or private customers in the process of liquidating assets.

Icoworks’ Specific Industry Experience

Icoworks Holdings’ focus is on asset realization of industrial and commercial equipment. Icoworks Holdings has developed specific industry experience in the following areas:

(a)	INDUSTRIAL
	(1)	Plants and factories
	(2)	Manufacturing
	(3)	Warehouse and materials handling
	(4)	Metal stamping and forming
	(5)	Woodwork and millwork
	(6)	Food processing
	(7)	Architectural glass
	(8)	Spun glass insulation
	(9)	Windows and doors

(b)	OILFIELD
	(1)	Production and facilities
	(2)	Drilling and well servicing
	(3)	Gas plants and refineries
	(4)	Transmission

(c)	COMMERCIAL
	(1)	Office furnishings
	(2)	Computers and electronics
	(3)	Restaurant equipment
	(4)	Industrial rental
	(5)	Automotive
	(6)	Recreational vehicles
	(7)	Marine

(d)	MINING
	(1)	Extraction: open pit and underground
	(2)	Milling and concentration
	(3)	Drilling equipment

(e)	FORESTRY
	(1)	Sawmills and wood products
	(2)	Shingle mills
	(3)	Value added processing

(f)	CONSTRUCTION
	(1)	Road construction
	(2)	Pipeline construction
	(3)	Building construction
	(4)	Major project completions (dams, hydro projects, etc.)
	(5)	Aggregate and crushing

(g)	LIQUIDATION
	(1)	Retail
	(2)	Wholesale
	(3)	Manufacturing
	(4)	Industrial

RECENT ICOWORKS AUCTIONS

Icoworks Holdings has recently completed or agreed to conduct the following auction and liquidation sales:

1.	Icoworks Holdings’ Vancouver division hosted the semi-annual “Wheels & Dreams” vintage and collector car auction on September 25 to 27, 2003 at the Cloverdale Fairgrounds in Surrey, British Columbia;

2.	Icoworks Eastern has agreed to liquidate Chem-Etch & Stamp of Canada Ltd.’s inventory of marking devices, dies, printing inks, lasers and stamping presses valued at approximately $225,000;

3.	Icoworks Services conducted an auction of the equipment of M & T Wood Products on August 21, 2003 in Mackenzie, British Columbia;

4.	Icoworks Serices conducted an auction of the equipment of Anderson Sand and Gravel Ltd. on August 25, 2003;

5.
Icoworks Eastern has agreed to auction Dexter-Lawson’s entire inventory of equipment, cranes, rails, bus bar, jib cranes and hoists, rolling stock, inventory, raw materials, scrap, office equipment and related assets, valued at approximately $1,450,000, in October 2003.

THE ICOWORKS AUCTION PROCESS

Icoworks Holdings typically conducts auctions from its own facilities. Icoworks Holdings has a 24,000 square foot facility in Calgary, Alberta, which has historically been the center of its business operations. Icoworks Holdings recently opened a 12,000 square foot office, warehouse and auction arena in Oakville, Ontario through Icoworks Eastern to handle increased demand perceived by Icoworks for Ontario based auctions.

Icoworks Holdings will also carry out auctions on-site. On-site auctions are typically carried out for liquidation of operating plant and facilities auctions where the assets to be auctioned off are not mobile.

Icoworks Holdings’ services are designed to provide for the maximum net recovery on assets sold to its customers. Icoworks Holdings provides full services from an initial review and evaluation through to the final disposal of assets. In completing auctions, Icoworks Holdings prepares asset listings which provide detailed appraisals based on the in-depth market knowledge of Icoworks Holdings staff.

Customers

Icoworks Holdings’ services typically begin with an equipment appraisal that gives the prospective customer a reliable and credible estimate of the value of the appraisal equipment. Icoworks Holdings generally sells equipment on a commission basis whereby Icoworks Holdings receives a straight commission based on a percentage of the total assets sold. Icoworks Holdings is also generally prepared to offer its customers a choice of a straight commission, a guaranteed minimum return on assets or an outright purchase. The amount of a minimum guaranteed return on assets or the price of an outright purchase is based on the Icoworks Holdings appraisal of the assets to be sold and the factoring in of a necessary return on investment for Icoworks Holdings.

In addition to appraisal services, Icoworks Holdings coordinates the cleaning, repair and refurbishment of the equipment to be sold and provides advice to the customer on how to present equipment in order to maximize the customer’s proceeds. Following the auction, Icoworks Holdings collects the purchase price and disburses to the net proceeds realized from the auction to the customer. Icoworks Holdings provides its customers with a standardized settlement statement showing the sales prices, commissions and any amounts deducted for refurbishment or other services authorized by the customer.

Icoworks Holdings is not dependent on one or a few major customers.

Bidders

Icoworks Holdings provides an array of services to make the bidding and purchasing process convenient for prospective purchasers. Icoworks Holdings requires that customers provide free and clear title of any equipment to be sold in order that Icoworks Holdings can give warranties as to free and clear title to each buyer. Equipment offered at each auction is available for inspection by prospective buyers before each auction. Icoworks Holdings prepares a detailed item-by-item catalogue for each auction for customer convenience. The catalogue is delivered to each prospective buyer upon registration at the auction sale. Other services include information regarding travel arrangements, expedited check-in procedures, streamlined paperwork, meeting rooms, facilitating third-party financing and leasing, access to trucking and freight forwarding, vehicle registration and customs brokerage services at the auction site.

High Quality Services For Consignors And Bidders

Icoworks Holdings’ operations are conducted on a standardized basis in order to provide customers with the assurance that they will obtain the best return on their equipment sales and to give bidders the confidence that they will be given the opportunity to obtain equipment at a fair price. In order to achieve this objective, Icoworks Holdings has adopted fair auction practice standards and attempts to establish a reputation as a fair dealer. Auction practices used by auctioneers can vary significantly and may not consider the interests of buyers and sellers equally. In order to ensure confidence in the auction market, all Icoworks Holdings auctions are unreserved, meaning that there are no minimum prices, and each item is sold to the highest bidder on the day of the auction. By contract, each customer is prohibited from bidding on its own items at the auction, or in any way artificially affecting the result of the auction. In addition, Icoworks Holdings adheres to policies prohibiting its staff from artificially affecting the result of the auction by bidding on any items in an auction. Icoworks Holdings’ objective is to ensure that each bidder has confidence that if he or she makes the highest bid for an item, it will be sold to that bidder, even if that bid is less than the item’s anticipated sales price. The objective is to ensure increased customer attendance and an accompanying increase in value received for assets sold at Icoworks Holdings’ auctions.

ICOWORKS SOFTWARE

Incorporation of Technology into the Icoworks Holdings Auction Process

Icoworks Holdings has undertaken a program to integrate technology into its auction operations. The objectives of this technology integration are to: (i) increase the level of customer service that Icoworks Holdings delivers to customers; (ii) expand the scope of bidders that participate in each auction; and (iii) increase the efficiency of each auction.

Icoworks Holdings has developed proprietary software to assist it in managing auction data and its auction processes. Icoworks Holdings’ software includes specific electronic commerce functionality and sophisticated marketing tools, including the following features:

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

This software enables Icoworks Holdings to distribute auction data to prospective bidders with increased efficiency and breadth of distribution. The advantage to customers is that Icoworks Holdings is able to achieve greater publicity and information on each auction event.

Online Auctions

Icoworks Holdings has introduced live auctions using BidSpotter webcasting technologies owned by BidSpotter.com, a private company, with which Icoworks Holdings has no relation. Icoworks Holdings uses the BidSpotter technology to broadcast traditional auctions conducted by Icoworks Holdings to interested online bidders. The use of this live auction internet technology enables Icoworks Holdings to broaden the scope of bidders that are able to participate in Icoworks Holdings’ auctions. Interested online bidders who participate using the BidSpotter technology are able to receive a broadcast of the bidding activity and live audio to their computer via the Internet. Online bidders have the opportunity to bid against bidders situated on the auction house floor and are able to follow the progress of each auctioned item. The use of the live auction internet technology is an opportunity for Icoworks Holdings to reach bidders who may not normally make it to auction sites due to time constraints or travel limitations. The objective is to increase the potential sales price of items that Icoworks Holdings sells through its auction services.

Icoworks Holdings Auction Management System

Icoworks Holdings uses the Sold II Auction Management System. This computer system is a wireless multi-user auction management system that offers portability via laptop computers and point-to-point wireless data communication. This computer system allows Icoworks Holdings to run up to five auction rings simultaneously. The computer system enables Icoworks Holdings to deliver customized seller reports detailing items sold, prices achieved and correspondingly commissions charged immediately upon the closing of auction sales.

Icoworks Holdings Website

Icoworks Holdings has established a website on the internet at www.icoworks.com. Icoworks Holdings uses the website to enable users to view items to be sold at auctions to be conducted by Icoworks Holdings. The website also provides corporate information and is a means for Icoworks Holdings to market its services.

e-Bay Store

Icoworks Holdings maintains a store on the e-Bay website for the conduct of time limited auctions. Products offered for sale by Icoworks Holdings via auction on the e-Bay website may be viewed by users of the e-Bay website.

MARKETING STRATEGY

Icoworks Holdings’ marketing strategy includes the following elements:

1.           Customer Evaluations Database

Icoworks Holdings maintains a database of more than 200,000 names that has been developed from Icoworks Holdings’ prior business activities and associations. This database includes names of both customers and prospective bidders. The database contains key information that can be used to market Icoworks Holdings’ services, including information relating to key personnel, industry, current issues, auction attendance, trade association membership, buying habits, travel and accredited information. In addition, Icoworks Holdings maintains a database of equipment evaluations for past sales prices at auctions, as well as other sources of information. This evaluation database allows Icoworks Holdings to identify market trends that both facilitate accurate appraisals and allow Icoworks Holdings to target its marketing in response to these trends.

The customer evaluations database is an important component of Icoworks Holdings’ marketing strategy. Icoworks Holdings uses its database to be able to sell its services to customers who are interested in achieving the broadest possible publicity for sales of their items. Once the auction process is underway, Icoworks Holdings can then target potential bidders and purchasers from its database. Icoworks Holdings can then correspond with these prospective bidders and provide them information regarding items to be auctioned. The objective of this marketing strategy is again to achieve the best possible sales market for the customers.

2.           Items

Icoworks Holdings uses a system designed by Icoworks Holdings and referred to as the “Ico Auction Wave System” to maximize auction preparation, marketing and operation efficiencies. The system incorporates the following strategies:

(a)	Prospective users and/or groups of bidders are profiled according to their buying or viewing habits;

(b)	Based on prospective user profiles, Icoworks Holdings then implements targeted marketing campaigns that include special catalogue views, prices, discounts, advertising and direct mailings;

(c)
Icoworks Holdings builds and populates product catalogues for prospective buyers. These product catalogues include advanced search capabilities, business analytics and targeting functions that integrate with data provided by outside partners.

(d)	Icoworks Holdings performs business analytics to analyze and report on product and customer behavior in order to target prospective buyers with the objective of maximizing revenue from auction sales.

3.           Marketing of Icoworks Holdings Services

Icoworks Holdings prepares professionally designed detailed brochures, catalogues and mailers, complete with color pictures that are made available by mail and online through the Icoworks Holdings website. Icoworks Holdings plans to identify strategic partners and enter into strategic relationships in order to make potential customers aware of its services and to expand the scope of prospective buyers for Icoworks Holdings’ auctions.

PLAN OF OPERATIONS

Our business strategy is to continue to expand the asset realization business of Icoworks Holdings with the objective of increasing revenues and profitability. Icoworks Holdings’ strategies to achieve this business plan are as follows:

1.
Icoworks Holdings intends to target and acquire regional auction businesses that are currently engaged in traditional industrial and commercial auction and liquidation services. The objective of this strategy is to expand the geographic scope of Icoworks Holdings’ business, to expand its customer base and to expand the scope of the prospective bidders for items sold by Icoworks Holdings. By pursuing this strategy, Icoworks Holdings plans to be able to market to a broader base of customers on the basis that Icoworks Holdings’ geographic influence and its database of prospective bidders will result in customers achieving higher prices for items to be sold.

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

3.
Icoworks Holdings plans to pursue creative financing strategies for financing and selling bought deals. Bought deals involve purchase of a group of assets from the seller at a discount to the anticipated selling price. The advantage of this arrangement to a seller is that the seller would be able to achieve immediate proceeds from the sale at a guaranteed amount rather than waiting for the completion of the auction process and being at risk to lower than anticipated sales price at the auction. The risk to Icoworks Holdings as a purchaser is that it would not be able to sell the assets at the price paid to the seller.In order to be able to participate in such ventures at a lower risk, Icoworks Holdings plans to evaluate the financing transactions, including limited partnerships whereby Icoworks Holdings andotherventure partners would fund the purchase price for a block of assets and share the risk associated with the sale of the assets on the market. This business strategy would offer greater potential returns for Icoworks Holdings, but at potentially greater risks than in its traditional auction and liquidation business where assets are sold on a fixed commission basis.

Icoworks Holdings has arranged for a joint venture arrangement to fund the acquisition of bought deals. The joint venture arrangement is discussed under “Management Discussion and Analysis – Liquidity and Financial Condition”. Bought deal acquisitions completed by Icoworks Holdings using the joint venture funds include the following:

a)
Icoworks Holdings purchased the assets and inventory of R.T Components Ltd., a long-time supplier to the oil and gas industry for resale at an auction to be conducted by Icoworks Holdings on October 21, 2003 in Edmonton Alberta;

b)
Icoworks Holdings purchased the land, buildings and value-added sawmill and equipment of H.T.M. Industries Inc., with an estimated value of approximately $800,000, for resale by auction to be held in October 2003 in Queen’s City, New Brunswick.

c)	Icoworks Eastern acquired the inventories of Madawaska Hardwood Flooring in June 2003 with an estimated resale value of approximately $1,800,000

Our strategy is to increase sales through acquisitions with the objective of increasing the sales and revenue of those acquired businesses by making capital available to the acquired businesses allowing bids on bought deals or the acquisition of assets for resale. In addition, we will seek to expand the geographic scope of our business operations through the establishment of new branch offices if no viable acquisition is available. This strategy is reflected in our recent acquisitions of Premier Auctions and our planned acquisition of Santiago Classic Car Auctions, as discussed below. Our ability to implement this strategy is dependant on our ability to raise the necessary capital to carry out our plans.

ACQUISITION OF PREMIER OIL FIELD AUCTION BUSINESS

Icoworks Holdings acquired the assets of Premier Auctions from Network International, Inc for $1,500,000 effective August 29, 2003. Icoworks Holdings has operated Premier Auctions as a wholly owned subsidiary of Premier Auctioneers since the acquisition.

Premier Auctions is a dominant auction company in the energy auction sector conducting more oilfield auctions than all of its competitors. Premier Auctions will continue to be managed by James B. Richie, Scott Felker and David Long, the original founders of Premier Auctions. Premier’s management and staff have over 300 years of auction experience and their expertise includes talented appraisers, set-up supervisors, ringmen, marketing experts and the industries top cashiers and financial staff.

Premier Auctions will be headquartered in Tulsa, Oklahoma and will continue operations of yards located in Odessa, Houston, San Antonio and Oklahoma City.

Premier Auctions operates exclusively as a commission agent for the consignors to their auctions. Commissions normally range from 8% to 12% on a “plus plus” basis. “Plus plus” means that the consignor pays all costs associated with the auctions. Premier Auctions has three fixed date auctions annually; Bakersfield, CA in late May, early June, and Oklahoma City, OK and Odessa, TX in October. Between these fixed date auctions, Premier conducts 9 to 12 additional sales for individual consignors. All sales are held off site and equipment inspections are completed remotely and then the auction held by slide show (now digital) in a hotel ballroom or equivalent. Approximately 65% of sales take place between September to December of each year.

Premier Auction’s customers, whether they be buyers or sellers, represent every major oil company, service company, exploration company and related companies, together with the hundreds of independents in the oil and gas industry. Many times a customer may be a buyer and a seller at the same sale.

Premier Auctions has completed the following auctions and liquidations since our acquisition:

1.	Premier Auctions completed the 17th annual fall consignment sale of oilfield equipment and rolling stock on October 14 and 15, 2003 in Oklahoma City;

2.	Premier Auctions completed the liquidation of C. Smith Drilling’s and Wayne City Drilling’s drill rigs and related equipment on September 25, 2003 in Grayville, Illinois; and

3.	Premier Auctions completed the liquidation of Rock and Soil Drilling Corporation’s water and environmental drilling and construction equipment on September 25, 2003 in St. Charles, Illinois;

The Premier Auctions acquisition also includes the acquisition of staff who were and will continue to be involved in providing appraisals and valuations services. Key staff who have remained with Premier Auctions include the following:

James Richie began his career in the oilfield auction industry in 1981 at the age of 18. He has worked nearly every facet of the auctioneering business as his career developed. Mr. Richie has sold over four billion dollars at auctions over the past 22 years. He has held auctions in all 50 states as well as Canada, Germany, Britain and Australia. Mr. Richie was a founder of Premier Auctioneers in 1997, reaching sales of over $45 million before selling the company to Network Oil, Inc. in 2000. Mr. Richie has auctioned some of the largest and most prestigious auctions in the world, such as: Collector/Antique Car Auction in Scottsdale, AZ, Auburn, IN and Tulsa and Oklahoma City, OK. Mr. Richie had the unique experience of auctioning an entire community built to house 18,000 workers involved in the Exxon Valdez disaster.

David Long has worked within the auction industry for more than 20 years, most of this in the oilfield industry. Mr. Long has had a distinguished sales career in the Texas New Mexico area and was a principal partner in Premier Auctioneers before its sale to Network. He has been Regional Sales Manager and oversaw the operations of the Odessa facility of Premier Auctions. Mr. Long is known throughout the oilfield industry for his knowledge of equipment values, having been involved in every aspect of the appraisal business.

Scott Felker is the past President of Premier Auctioneers International, Inc., with over 27 years in the industry. Prior to entering the auction industry, Mr. Felker had several years experience directly in the oilfield services industry. Mr. Felker has an MBA from Hardin-Simmons University.

ACQUISITION OF CLASSIC CAR AUCTION BUSINESS

Icoworks Services US has entered into an agreement with Rocky Santiago to acquire the business of Santiago Sports and Classics Collectors Car Auctions (“Santiago Classic Car Auctions”) for a purchase price of $ 250,000. Santiago Classic Car Auctions has been successfully operated as a proprietorship by Mr. Santiago for over 20 years. Santiago Classic Car Auctions holds six auctions annually in Oklahoma City, Tulsa, Dallas and Albuquerque each year. These auctions feature antique classic muscle cars, street rods, sports cars exotic and other cars. Santiago Classic Car Auctions are leaders in Aston Martin and Austin Healy and sell many cars in various conditions from project to concours condition. We plan to rename Santiago Classic Car Auctions as “Icoworks Collector Car Auctions Inc.” upon completion of the acquisition.

COMPETITION

We compete primarily in the used industrial equipment market. We also complete in the used commercial and office auction equipment market. Each of these market segments is highly fragmented without any dominant competitor. Competitors include direct competitors, such as competing auction houses and indirect competitors, such as equipment manufacturers, rental companies, distributors and dealers that sell new or used products. Our direct competitors are primarily regional auction companies. When competing for potential purchasers of equipment, we compete against other auction companies, equipment manufacturers, distributors and dealers that sell new or used equipment, and equipment rental companies.

The principal factors in the industrial equipment market are reputation, customer service, commission amounts, transaction structure, real time information access and the ability to attract the bidders of products that are necessary to generate the best possible prices for products. Our inability to compete on any of these factors with competitors in our traditional markets will impact adversely on our business. In addition, we will have to compete on these factors in new markets in the event that we expand into new geographic markets as we complete our business strategy. Many of our competitors have significantly greater financial and marketing resources and brand name recognition than we do. New competitors with greater financial and other resources than we do may enter the industrial, commercial and office equipment auction market in the future. Additionally, existing or future competitors may succeed in entering and establishing successful operations in new geographic markets prior our entry into such markets.

We will encounter competition on the online market from competitors that are focused on Internet auctions. In addition, new companies that have focused their traditional businesses on Internet auctions may expand their businesses to include traditional auction processes that compete with the auctions provided by Icoworks Holdings.

INTELLECTUAL PROPERTY

We operate under the “Icoworks” trade name. However, we have not obtained trademark protection of the “Icoworks” trade name. We use proprietary software developed by Icoworks Holdings in our auction operations. We rely on confidentiality and non-disclosure agreements with our employees and consultants in order to protect our intellectual property rights in this software. We cannot provide any assurance that the measures we take to protect intellectual property will prevent misappropriation of our technology or deter independent third-party development of similar technologies.

RESEARCH AND DEVELOPMENT

We have not spent any funds on research and development activities in either of our last two most recently completed fiscal years.

GOVERNMENT REGULATION

Our auction businesses are generally subject to extensive regulation, supervision, and licensing under various federal, state, provincial and local statutes, ordinances, and regulations. Such laws and regulations may require us to obtain a license or registration, or post a surety or bond as a precondition of doing business within the jurisdiction. In addition, applicable laws may require us to transact business and sell merchandise in accordance with specific guidelines, including the means by which we obtain our merchandise, advertise our auctions, conduct our bidding procedures, close transactions, hold client funds, and other restrictions that may vary from jurisdiction to jurisdiction.

In addition, we are subject to a variety of federal, provincial, state and local laws, rules and regulations relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. We are also subject to various local zoning requirements with regard to the location of our auction sites, which requirements vary from location to location.

We believe that we are currently in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, and that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to continue to conduct our business.

EMPLOYEES

We currently have 86 full-time and part-time employees in total who work at the following locations:

Icoworks Services:	7 full-time and 5 part-time employees in Calgary, Alberta
29 full-time and 12 part-time employees in Ontario
5 full-time and 6 part-time employees in Surrey, British Columbia

Premier Auctions:	17 full-time and 2 part-time employees in Texas and Oklahoma

Head Office:	3 employees in Bellingham, Washington

In addition, we retain two part-time consultants who provide accounting and book-keeping services.

RISK FACTORS

An investment in our common stock is highly speculative and subject to a high degree of risk. Only those persons who can bear the risk of the entire loss of their investment should participate. An investor should carefully consider the risks described below, the other information in this Annual Report on Form 10-KSB and the information with our filings with the Securities and Exchange Commission before investing. The risks described below are not the only ones faced. Additional risks that we are aware of or that we currently believe are immaterial may become important factors that affect our business. If any of the following risks occur, or if others occur, our business, operating results and financial condition could be seriously harmed and an investor may lose all of their investment.

If we are not able to secure future financings, then we may not be able to carry out our business plan for the expansion of Icoworks Holdings.

Our business plan calls for the increased expansion of the business of Icoworks Holdings. We will be required to raise substantial funds in order to fund this expansion. There is no assurance that we will be able to raise the additional funds required. In addition, future capital financings may result in dilution to current holders of our common stock and may require the issuance of preferred stock that have rights and priority to our common stock. There is no assurance that financings will be available to us on terms that are attractive to us. In the event that we are unable to secure additional financing, then we may be forced to scale back the business plan of Icoworks Holdings and to reduce the business activities of Icoworks Holdings. These measures could impact on the ability of Icoworks Holdings to achieve profitability.

As the Icoworks Holdings merger is subject to approval of our shareholders and Icoworks Holdings, there is no assurance that this merger will proceed.

We plan to merge with Icoworks Holdings in order that Icoworks will become our 100% owned subsidiary. Upon completion of this merger, we anticipate issuing approximately 5,679,522 additional shares of our common stock to acquire the additional 44% interest in Icoworks Holdings that we do not own. In addition, we anticipate that we will grant options and share purchase warrants to the option and warrant holders of Icoworks Holdings. The issuance of these securities will result in dilution to the holders of our common stock. There is no assurance that our shareholders and Icoworks Holdings will each approve this merger. In addition, the merger will be subject to dissent and appraisal rights in favor of both our shareholders and the shareholders of Icoworks Holdings. If a substantial number of these shareholders exercise their dissent rights, then we may be forced to abandon the merger due to the high cost of purchasing the shares of the dissenting shareholders.

If the expansion strategy of Icoworks Holdings is not successful, then we may not achieve profitability.

Our business plan involves the expansion of the traditional markets of Icoworks Holdings, the introduction of new technology to Icoworks Holdings’ auction business and the entering into of “bought deals”, subject to our achieving the necessary financing. In the event that these expansion strategies are not successful in generating revenues that exceed the costs of the expansions, then Icoworks Holdings will not generate sufficient revenues for us to achieve profitability. In this event, our business and financial condition will be adversely impacted.

If Icoworks Holdings’ customers do not accept the introduction of new technology to the traditional auction process, then our profitability and the profitability of Icoworks Holdings will be adversely impacted.

Icoworks Holdings plans to continue to integrate technology into its traditional auction business. Examples include incorporating state of the art auction software, online auction participation and online auctions into the auction business. The objective of these strategies is to increase the efficiency of the Icoworks Holdings auctions by expanding the number of potential bidders. If the strategy is not successful, then Icoworks Holdings may not be able to recover its investment in these new technologies with the result that our business and financial condition would adversely impacted.

If the acquisition of strategy of Icoworks Holdings is not successful, then our business and financial condition and the business and financial condition of Icoworks Holdings will be adversely impacted.

Icoworks Holdings’ plans on acquiring traditional auction businesses in order to expand the geographic scope of its business. This strategy is part of an overall plan to increase the number of bidders for equipment offered for sale by Icoworks Holdings. The acquisition of new businesses is subject to various risks, including the ability of Icoworks Holdings to integrate these new businesses into its current business, the presence of competitors in new markets, the ability of Icoworks Holdings to retain personnel from businesses that are acquired and the ability of newly acquired businesses to generate adequate revenues. If Icoworks Holdings is not able to successfully integrate new businesses into its current business, or if these new businesses are not successful independently, then the business and financial condition of Icoworks Holdings, and consequently our business and financial condition, would be adversely affected.

There is no assurance that Icoworks Holdings will be successful in expanding its market beyond its traditional territory.

The business of Icoworks Holdings was founded and is currently based in Calgary, Alberta, Canada. Icoworks Holdings’ base in this market is built on its years of experience in this market and the experience of the its key employees in this market. As Icoworks Holdings expands the geographic scope of its operations, there is no assurance that it will be able to translate its experience and the experience of its key employees to new markets. The business formula employed by Icoworks Holdings in its current markets may not prove to be successful in new territories due to a variety of factors, including different business environments, different equipment markets and the presence of competitors in new markets. If the business strategy used by Icoworks Holdings to date is not successful in new geographic markets, then the business and financial condition of Icoworks Holdings, and consequently our business and financial condition, will be adversely impacted.

If Icoworks Holdings is not successful in attracting additional personnel with the necessary experience, Icoworks Holdings may not be successful in its expansion efforts.

In order to employ its business expansion strategy, Icoworks Holdings will be required to hire new employees that have expertise in the auction industry and that are able to enable us to implement our business strategy for Icoworks Holdings. There is no assurance that Icoworks Holdings will be able to hire new employees that have the necessary experience and qualifications. In addition, management may have difficulty in training and retaining personnel in different geographic locations. There is no assurance that the persons hired by Icoworks Holdings will enable us to achieve the Icoworks Holdings’ expansion strategy.

If the customers and bidders of Icoworks Holdings do not accept new auction formats introduced by Icoworks Holdings, then the business and financial condition of Icoworks Holdings, and consequently our business and financial condition, will be adversely impacted.

Icoworks Holdings plans on introducing new technologies to its traditional auction process. These new technologies include online auctions, such as auctions on Icoworks Holdings’ e-Bay store, and online participation in live auctions, such as the services offered by Icoworks Holdings in conjunction with BidSpotter.com. The objective behind these new formats it to broaden the base of bidders that view and bid on the equipment offered by Icoworks Holdings on behalf of its customers. If these new formats are not accepted, then Icoworks Holdings may not be able to recover the cost of its time and investment in these new formats, with the result that the business and financial condition of Icoworks Holdings, and consequently our business and financial condition, may be adversely impacted.

If Icoworks Holdings enters into bought deals, then the capital of Icoworks Holdings will be at risk.

Icoworks Holdings plans to enter into bought deals whereby the capital of Icoworks Holdings will be placed at risk due to the requirement that Icoworks Holdings purchase the equipment to be auctioned. The success of this business venture will be largely based on the ability of Icoworks Holdings to successfully appraise and value equipment offered for sale, to be able to enter into attractive purchase agreements from customers and to resell the purchased equipment at prices which generate a successful return on investment for Icoworks Holdings. The inability of Icoworks Holdings to achieve any of these objectives could result in Icoworks Holdings in losing money on “bought deal” auctions. In this case, the capital of Icoworks Holdings, and consequently our capital, would be at risk. This risk is a significantly greater risk that the traditional auction process where Icoworks Holdings earns revenues on a commission basis.

If Icoworks Holdings loses any of its key employees, then its business and financial condition could be adversely impacted.

The success of Icoworks Holdings is largely dependent on its key employees, including Mr. Ian Brodie and Mr. J. Graham Douglas. In the event that either of these individuals leaves us for any reason, then the ability of Icoworks Holdings to continue the acquired businesses, to retain the business goodwill of Icoworks Holdings and to achieve profitable operations will be adversely impacted.

As Icoworks Holdings implements its business strategy, then its reliance on third parties will increase.

Various components of the business strategy of Icoworks Holdings require the outsourcing of certain services to third parties. Examples include the integration of computer technologies, the hosting of online auctions by e-Bay and the offering of online auctions by BidSpotter.com. To the extent that these parties are not able to deliver the services required by Icoworks Holdings, then the ability of Icoworks Holdings to satisfy its customers and to operate profitably may be adversely affected.

Competition may adversely impact on the ability of Icoworks Holdings to achieve profitability and to achieve its expansion strategy.

Icoworks Holdings is currently subject to competition in its traditional markets. Competitors include direct competitors, such as competing auction houses and indirect competitors, such as equipment manufacturers, rental companies, distributors and dealers that sell new or used products. The principal factors in the industrial equipment market are reputation, customer service, commission amounts, transaction structure, real time information access and the ability to attract the bidders of products that are necessary to generate the best possible prices for products. The inability of Icoworks Holdings to compete on any of these factors with competitors in its traditional markets will impact adversely on the business of Icoworks Holdings. In addition, Icoworks Holdings will have to compete on these factors in new markets in the event that it expands into new geographic markets as it completes its business strategy.

Icoworks Holdings will compete against competitors that have greater financial resources and greater customer recognition as it enters new markets. There is no assurance that Icoworks Holdings will be able to acquire market share from these competitors as it attempts to expands its geographic scope.

Icoworks Holdings will encounter competition on the online market from competitors that are focused on Internet auctions. In addition, new companies that have focused their traditional businesses on Internet auctions may expand their businesses to include traditional auction processes that compete with the auctions provided by Icoworks Holdings.

Icoworks Holdings has entered into joint venture agreements with joint venture participants and its subsidiary, Icoworks Joint Ventures Inc.

Under the terms of the joint venture agreement, the joint venture participants have agreed to advance an aggregate total of $2,287,180 to date, of which $1,243,017 had been advanced and was outstanding as of June 30, 2003. Additional funds may be advanced by future joint venture participants. Icoworks Holdings has guaranteed a return of 15% per annum on the investment of the joint venture participants. If the bought deals purchase and resale strategy of the joint venture is not successful in generating cash necessary to pay the minimum return, then Icoworks Holdings will have to pay any shortfall to the joint venture participants. Failure of the joint venture to generate the anticipated profits will cause the business and financial condition of Icoworks Holdings to be adversely affected.

If any of our properties contain environmentally hazardous materials, we may become subject to environmental liability.

Under certain of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance, however, that sites that we have acquired or lease have been operated in compliance with all environmental laws and regulations or that future uses or conditions will not result in the imposition of environmental liability upon us or expose us to third-party actions such as tort suits.

ITEM 2.           DESCRIPTION OF PROPERTY.

Our principal executive offices are located at Suite 400, 114 West Magnolia Street, Bellingham, WA 98225 and are comprised of 200 square feet of leased space. These premises are leased on a month-to-month basis.

Icoworks Services leases a 24,000 square foot facility in Calgary, Alberta which has historically been the center of Icoworks Holdings’ business operations. This facility is leased for a term expiring November 30, 2003. We have given notice of our intention not to renew this lease and plan to locate to smaller premises upon expiry of this lease as we believe these premises are bigger than required for our current business purposes.

Icoworks Eastern leases a 12,000 square foot office, warehouse and auction arena in Oakville, Ontario. This lease is for a five-year term expiring February 2008.

Icoworks Services leases 2,064 square feet of premises in Surrey, British Columbia for our British Columbia operations.

Icoworks Holdings carries out the business of Premier Auctions, which was acquired subsequent to June 30, 2003 from the following facilities:

Type of Facility	Location	Ownership	Size
Yard	Odessa, TX	Owned	25 acres
Office	Parker, CO	Leased	600 sq ft
Yard	Oklahoma City, OK	Leased	8.5 acres
Warehouse	Oklahoma City, OK	Leased	5,000 sq ft
Office	Tulsa, OK	Leased	4,600 sq ft
Office	San Antonio, TX	Leased	1,200 sq ft

All of our current premises are adequate for our current business purposes, other than our Calgary, Alberta premises, as discussed above.

ITEM 3.           LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending June 30, 2003.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares are quoted on the OTC Bulletin Board under the symbol ICOW and on the Frankfurt Stock Exchange.

The following table indicates the high and low bid prices of the common shares during the periods indicated:

	2003		2002

	High	Low	High	Low

First Quarter ended September 30	$1.63	$0.70	$ N/A	$ N/A
Second Quarter ended December 31	0.80	0.50	N/A	N/A
Third Quarter ended March 31	1.03	0.65	N/A	N/A
Fourth Quarter ended June 30	0.71	0.32	1.00	0.05

The source of the high and low bid price information is Canada Stockwatch. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Registered Holders of Our Common Stock

As of October 7, 2003, there were approximately 62 registered holders of record of our common stock.

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

We have neither declared nor paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT SALES OF UNREGISTERED SECURITIES

During our fourth quarter, we agreed to sell 30,000 of a class of preferred stock to be designated by us as Series A Preferred Shares to one investor. The Series A Preferred Shares will have the following terms:

1.	Each Series A Preferred Share will have a face value of $10.00 US per share;

2.
The Series A Preferred Shares will be convertible into shares of our common stock on the basis of one share of our common stock (the “Conversion Shares”) for each $0.75 US of Series A Preferred Shares at the option of the holder. The minimum amount of Series A Preferred Shares that may be converted by a holder will be $10,000 US;

3.	The Series A Preferred Shares will accrue dividends at the rate of 10% per annum. Dividends will be paid quarterly at the end of each calendar quarter, commencing June 30, 2003.

4.
We will have the right to redeem the Series A Preferred Shares at any time after eighteen months from the date of issuance in the event that the closing price of our common stock is equal to or greater than $1.50 US per share for at least twenty consecutive trading days during the three month period prior to the date of notice of redemption.

5.	Each holder will have the right to redeem the Series A Preferred Shares at any time after the date that is three years from the date of closing of the purchase of the Series A Preferred Shares.

We have not yet designated the Series A Preferred Shares. We plan to designate the class of Series A Preferred Shares in the near future and deliver share certificates representing the Series A Preferred Shares to the investor. Sales of the Series A Preferred Shares will be completed pursuant to Regulation S of the Securities Act on the basis that the investor is not a “U.S. Person”, as defined under Regulation S. We received proceeds of $300,000 from the investor.

We issued warrants to purchase 1,531,029 shares of our common stock to the joint venture participants who financed the Icoworks Joint Venture financing facility. Each warrant is exercisable at a price of $0.71 per share. All warrants were issued pursuant to Regulation S of the Securities Act of 1933 based on the representations of each investors that they are not “U.S. Persons”, as defined under Regulation S.

Other than the Series A Preferred Shares and the warrants to the joint venture participants, we did not complete any sales of our securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended June 30, 2003 that have not been reported on our previous Quarterly Reports on Form 10-QSB during the year.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of our 56% interest in Icoworks Holdings effective February 20, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which result in Icoworks Holdings acquiring Icoworks for accounting purposes. Accordingly, Icoworks Holdings is treated as the acquirer for accounting purposes, even though Icoworks is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Icoworks Holdings, but the type of share capital and number of issued and outstanding shares continue to reflect those of Icoworks. Therefore, our consolidated financial statements include the accounts of Icoworks Holdings and its legal subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation. Comparative figures reported in our financial statements for the year ended June 30, 2002 are for Icoworks Holdings only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the June 30 year end of Icoworks Holdings to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end. Due to the fact that we own less than 100% of Icoworks Holdings, our financial statements account for the minority interest in Icoworks Holdings that we do not own.

RESULTS OF OPERATIONS

Revenues

We earn revenues from two principal activities, namely auction revenues and held for sale revenues. Auction revenues are comprised of buyers’ premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consigners of items for auctions. Held-for-sale revenues are comprised of revenues from items purchased and held for sale and/or liquidation. Revenue is recognized once the auction or sales are completed and collections reasonably assured. Other commissions are earned by us when we provide guarantees on the gross proceeds to be received from sale to a consigner. We conduct our sales where we temporarily acquire title to goods pending sale. We also enter into joint venture agreements through our subsidiary, Icoworks Joint Ventures, whereby goods are purchased for resale on a joint venture basis. When these activities are conducted on a joint venture basis, the profits are divided between us and the joint venture party on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, then we may be required to fund any shortfall. The structure of sales varies from sector to sector as do the amounts of commissions and buyer’s premiums and accordingly, the nature of our revenues in any period will depend on the mix of sales which are conducted during the period.

We also earn fees charged for appraisals. Revenues from appraisals is recognized when work is completed and collection is reasonably assured.

Our revenues increased to $2,447,399 for the year ended June 30, 2003, compared to $967,596 for the year ended June 30, 2002. The increase in revenues for the year is primarily attributable to the fact that Icoworks Services was acquired as a wholly owned subsidiary of Icoworks Holdings on December 1, 2001. Accordingly, results for the year ended June 30, 2002 only reflect the operations of Icoworks Services for the seven month period from December 1, 2001 to June 30, 2002.

The increase in revenues was also realized due to the territorial expansion of Icoworks Holdings into Eastern Canada and to British Columbia. This expansion includes the establishment of Icoworks Eastern and a branch office in Surrey, British Columbia. A portion of the increased revenues is also attributable to the relatively large Synsorb auction that was conducted by Icoworks Holdings in January 2003.

Cost of Sales

Our cost of sales increased to $1,779,154 for the year ended June 30, 2003 from $683,086 for the year ended June 30, 2002. Our gross margin was $668,245 for the year ended June 30, 2003, compared to $284,510 for the year ended June 30, 2002. Gross margin as a percentage of sales decreased to 27.3% for the year ended June 30, 2003, compared to 29.4% for the year ended June 30, 2002. The decrease in gross margins was in part attributable to the initial start-up of the Icoworks Eastern operations and to the Stewart House publishing sale conducted by Icoworks Eastern which was much more complex and costly than had been anticipated.

Variations in our operating results on a quarter by quarter basis are explained in part due to the nature of the auction business. Our auction business involves large sales of items through auctions. The scheduling of these large auction sales will impact on the timing of revenues earned and will result in quarter by quarter variations in revenues and consequent operating results.

Expenses

Our operating expenses increased to $2,724,927 for the year ended June 30, 2003, compared to $1,382,096 for the year ended June 30, 2002. The large increase in operating expenses is again explained by the fact that the acquisition of Icoworks Services was completed on December 1, 2001 and consequently expenses for the year ended June 30, 2002 do not reflect the operating expenses of Icoworks Services for the full year.

The increase in our operating expenses reflects our acquisition of Icoworks Services in December 2001 and our acquisition of DM International in April 2002. Our operating expenses also increased due to the expansion of our operations into Ontario, Canada and British Columbia, Canada, from our initial base in Calgary, Alberta. During fiscal 2003, we formed Icoworks Eastern, our 75% owned subsidiary, which operates in the Greater Toronto area in the Province of Ontario, Canada. Expenses in respect to these operations were incurred in the year ended June 30, 2003; however, a substantial portion of the revenues from this business expansion are not expected to be realized until our current fiscal year. The acquisition of DM International was completed in order to enable us to offer a wider range of services to our clients and to provide additional synergies for our Calgary, Alberta office and additional expertise for our expanded operations. We expect that our additional locations will contribute to increased appraisal revenue in the future as the current appraisal revenue are currently limited to the Alberta office. Increased operating expenses were also attributable to increased professional expenses associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Our operating expenses do not reflect the operations of Premier Auctions as this acquisition was completed subsequent to our year ended June 30, 2003. We anticipate that operating costs will increase during our current fiscal year to reflect our acquisition of these business operations.

Our increased operating expenses also reflect the impairment of goodwill in the amount of $296,834 which was related to the customer list acquired in connection with our acquisition of Icoworks Services in December 2001. As our operations expanded it became apparent that the value of that customer list may not have been as much as we had originally estimated. The success in generating sales of the Icoworks Eastern operations, in the absence of a customer list was noted. In addition, the departure of Mr. Bill Wigley, the founder of the Alberta operations, together with his longstanding relations with the customers was another factor which contributed to the decline in value. Finally, as we expanded and with the acquisition of Premier Auctions, our business will be more dominated in the short term by the oilfield business. Although Icoworks Services had oilfield business, the Premier Auction’s reputation and size indicated an impairment in the value of the Icoworks Service’s customer list. It was concluded that a write-down of the list in the fourth quarter of 2003 was appropriate.

Net Loss

Our net loss increased to $1,790,551 for the year ended June 30, 2003, compared to $974,333 for the year ended June 30, 2002. Our increased loss is primarily attributable to the increases to our costs of sales which have resulted in decreased gross margins as a percentage of revenues from 29.4% to 27.3% and to increased operating expenses attributable to our expansion efforts.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

As at June 30, 2003, we had cash of $448,404 and a working capital deficiency of $1,562,863. Our working capital deficiency is the result of a number of factors including the expansion of operations and continuing losses. We anticipate that we will require additional funding in order to achieve profitable operations and to implement our plan of operations.

The amount due to joint venture and guarantees was $2,449,626 at June 30, 2003. This amount was comprised of a liability to the investors of the Icoworks Joint Venture bought deal fund, as discussed below, that was outstanding in the amount of $1,243,017 at June 30, 2003. The balance of $1,206,609 was comprised of amounts that we had guaranteed to receivers and consignors with respect to goods to be auctioned by us where we have guaranteed a minimum sales price to the receivers and consignors. In these arrangements, we are at risk as to the ultimate sales price of the goods to be sold. Accordingly, the goods that are the subject of these arrangements are recorded by us as inventory. As a result of the joint venture and guaranteed arrangements, our inventory increased to $2,087,581 at June 30, 2003 from $9,695 at June 30, 2002.

Cash From Operating Activities

Cash provided by operating activities was $392,114 during the year ended June 30, 2003, compared cash used in operating activities in the amount of $1,039,929 during the year ended June 30, 2002. We experienced an increase in inventory in the amount of $2,077,886 during this period and an increase in accounts payable and accrued liabilities in the amount of $717,860.

Financing Activities

Cash provided by financing activities was $40,182 for the year ended June 30, 2003 compared to cash provided by financing activities in the amount of $1,043,100 for the year ended June 30, 2002. Cash provided by financing activities included an offset in respect of the repayment of guarantees in the amount of $753,602

In our fourth quarter ended June 30, 2003, we completed a financing with a non-US investor for proceeds of $300,000 pursuant to which we have agreed to issue 30,000 shares of our preferred stock which will be designated as Series A preferred shares. Each Series A preferred share will be issued for each $10 advanced and will be convertible into shares of our common stock at rate of one share for each $0.75 of preferred shares converted. We received the funds from this financing in early April and we have applied the proceeds to working capital. We anticipate designating the class of Series A Preferred Shares and issuing the preferred shares to the investor in the near future.

We have access to a fund of capital in the amount of $2,287,180 through the Icoworks Joint Ventures joint venture arrangement which we anticipate will be used to finance the acquisition of inventory and assets for resale on a project by project basis. These joint ventures arrangements and our obligations thereunder are described below under “Icoworks Joint Ventures”.

We anticipate that we will require additional financing in the amount of $500,000 over the next twelve months in order to fund our shortfall in cash used in operating activities. See discussion below under “Financing Requirements”.

Icoworks Joint Ventures

Icoworks Holdings has incorporated a subsidiary, Icoworks Joint Ventures Inc. (“Icoworks Joint Ventures”), for the purpose of financing and selling bought deals. Icoworks Holdings and Icoworks Joint Ventures have entered into joint venture agreements with several initial participants. The purpose of the joint venture formed pursuant to the joint venture agreement is to purchase and resell various types of assets being liquidated in receiverships and bankruptcy on a “bought deal” basis. Assets purchased will be resold using the services of Icoworks Holdings. The joint venture will plan to generate profit by selling these assets at a higher price than the original purchase cost plus costs of sale. Under the joint venture agreements, Icoworks Holdings will carry out the purchase and sale of assets for each bought deal. Icoworks Joint Ventures has agreed to pay to Icoworks Holdings 3.5% of the gross sale price of the assets to compensate Icoworks Holdings for sale costs relating to the marketing, promotion and resale of the purchased assets. The gross profit, being the sale price of each completed sale, less acquisition costs, sale costs and any additional costs, will be distributed as follows:

(1)	65% to Icoworks Holdings, and
(2)	35% to be divided proportionately to each of the joint venture participants.

Icoworks Holdings has guaranteed a return to each joint venture investor of 15% per annum. The terms of the joint venture agreements are for a minimum of one year and a maximum of three years. Icoworks Holdings will report quarterly to the joint venture participants and distributions will be made on a quarterly basis of cash available for distribution. The joint venture participants will have the option to convert their investments in Icoworks Joint Ventures into shares of our common stock at any time within one year of their initial investment by the exercise of warrants granted to the participants at a price of $0.71 per share. To date, a total of $2,287,180 has been made available by participants of which $1,243,017 had been advanced and was outstanding as of June 30, 2003. As at June 30, 2003, we would be liable for $343,077 in each of the twelve month periods ended March 31, 2004 and 2005 if we are required to pay the participants based on our guarantee obligation.

Icoworks Joint Ventures was formed during the fourth quarter of fiscal 2003 and participated in four bought deals during the fourth quarter. Funds advanced by the joint venture participants are held in trust by Icoworks Joint Ventures for the joint venture participants until such time as funds are advanced to fund a bought-deal acquisition.

Bridge Loan Facility - Icoworks US JV Inc.

Icoworks Holdings incorporated Icoworks US JV Inc. in the United States for the purpose of arranging for bridge loan financing to enable it to acquire the assets of Premier Auctions and Santiago Classic Car Sales. Icoworks US JV Inc. was incorporated for the purpose of acting as a bare trustee for the investors who advanced the bridge loan. The borrower under the bridge loan was Icoworks Services US and the bridge loan has been guaranteed by Icoworks Holdings. The bridge loan facility is for a principal amount of $2,000,000. Advances under the bridge loan facility accrue interest at the rate of 3% per month from the date of advance. Interest accrued on the bridge loan is repayable on November 15, 2003 or thereafter at the demand of the lender. The principal amount of the bridge loan and accrued interest is repayable on or before February 28, 2004. The bridge loan facility is secured by a promissory note, an assignment of proceeds from the exercise of warrants issued to the participants in the Icoworks Joint Venture, a guarantee and postponement of claims by Icoworks Holdings, a pledge of the shares of any corporation acquired and, at the request of the lender, a mortgage of any lands acquired. The full amount of the principal advanced under the bridge loan facility is convertible into shares of Icoworks at a price of $0.35 per share of common stock.

A total of $2,000,000 has been advanced under the bridge loan facility to date. Of the amount advanced, $1,500,000 was used to acquire the assets of Premier Auctions, $250,000 will be used to acquire Santiago Classic Car Sales and the balance will be used for working capital.

Completion of Merger with Icoworks Holdings

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

Financing Requirements

We will require additional financing over the next twelve months. We anticipate that we will require financing in the amount of approximately $500,000 to fund the shortfall in cash used in operating activities. In addition, we will require financing in the amount of $2,000,000 plus accrued interest in order to repay the bridge loan facility obtained through Icoworks US JV. This loan must be repaid on or before February 28, 2004. We also plan to pursue our acquisition strategy and anticipate that any future acquisitions will be completed using new financings that will have to be negotiated and obtained on a transactional basis.

Our financing requirements are in excess of our current financial resources. We plan to pursue equity financings involving sales of our common stock or convertible preferred stock in order to raise financing to fund our ongoing capital requirements. It is contemplated that funds we raise would be advanced by us to Icoworks Holdings as a loan pending the completion of the merger with Icoworks Holdings. We do not have any arrangements for financing currently in place. There is no assurance that we will be successful in raising the necessary financing to meet our financing requirements.

We have announced a private placement of up to 2,000,000 units at a price of $0.35 per unit. Each unit is to be comprised of one share of our common stock and one share purchase warrant. No sales of units have been completed to date and there is no assurance that this private placement will complete.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenues mainly consist of auction revenues and held-for-sale revenues. Auction revenues are comprised of buyers premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consignors of items for auction. Held for sale revenues are comprised of revenues from items purchased and held-for-sale and or liquidation. Revenue is recognized once the auction or sales are completed and collection is reasonably assured. Other commissions are earned when we provide guarantees on the gross proceeds to be received from sale to the consignor.

We conduct these sales where it, or in joint venture with others, temporarily acquires title to the goods. When these activities are conducted, the profits are divided between us and the joint venture partners on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, we may be required to fund the shortfall, as discussed above.

Revenue is also earned from fees charged for appraisals and is recognized when the work is completed and collection is reasonably assured.

Foreign Currency Translation

We have determined that the functional currency of certain of our wholly-owned and partially-owned subsidiaries is the local currency, the Canadian dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the period end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of shareholders' equity under other comprehensive income. Exchange gains and losses resulting from foreign currency transactions are included in income for the period.

Inventory

Inventory is stated at the lower of cost or market. Cost is generally determined on the first-in, first-out basis.

Intangible Assets

The carrying value of intangible assets is re-evaluated for potential permanent impairment on an ongoing basis at the reporting unit level. In order to determine whether permanent impairment exists, management considers the Company’s and its subsidiaries’ financial condition as well as expected pre-tax earnings, discounted cash flows or market related values. If the carrying value of intangible assets of a reporting unit exceeds the fair value of the reporting unit, the carrying value of intangible assets must be written down to fair value in the year the impairment is recognized.

ITEM 7.           FINANCIAL STATEMENTS.

Included with this Annual Report on Form 10-KSB are audited financial statements of Icoworks Inc. for the years ended June 30, 2003 and 2002, including the following:

1.	Independent Auditors’ Report of Dohan and Company, Certified Public Accountants;

2.	Consolidated Balance Sheets at June 30, 2003 and 2002.

3.	Consolidated Statements of Operations for the years ended June 30, 2003 and 2002.

4.	Consolidated Statements of Stockholders’ Equity (Deficiency in Assets) for the years ended June 30, 2003 and 2002.

5.	Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002.

6.	Notes to the Consolidated Financial Statements

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

Disclosure regarding our change of independent accountant from Janet Loss, C.P.A., P.C. to Dohan and Company, Certified Public Accountants effective June 10, 2003, has been previously reported on our Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

Dohan and Company	7700 North Kendall Drive, 200
Certified Public Accountants	Miami, Florida 33156-7578
A Professional Association	Telephone (305) 274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Icoworks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Icoworks, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Icoworks, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has continued to incur operating losses, has used, rather than provided, cash from operations and has an accumulated deficit of $3,621,898. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA.'s

Miami, Florida
October 16, 2003

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
JUNE 30

	2003	2002

ASSETS

Current assets
Cash and cash equivalents	$448,404	$134,524
Accounts receivable, less allowance of $15,158 (2002 - $Nil)	562,953	105,698
Income taxes recoverable	920	22,788
Inventory (Note 6)	2,087,581	9,695
Prepaid expenses	59,734	5,461
Deferred bonus (Note 5)	-	56,686
Other current assets	1,012	9,759
Deferred tax assets less valuation allowance of $1,236,107 (2002 - $732,635 )	-	-

Total current assets	3,160,604	344,611

Trust assets	-	24,373

Equipment (Note 7)	98,394	70,740

Customer list (Note 5)	-	430,410

Deferred financing costs (Note 8)	266,304	-

Total assets	$3,525,302	$870,134

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
 CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
JUNE 30

	2003	2002

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities
Bank overdraft	$74,492	$-
Accounts payable and accrued liabilities	1,019,408	301,548
Advances payable (Note 9)	129,486	19,982
Financial arrangements and guarantees used to acquire inventory (Note 10)	2,449,626	-
Due to related parties (Note 11)	1,050,455	262,246

Total current liabilities	4,723,467	583,776

Trust liabilities	-	24,373

Preferred shares to be issued (Note 12)	300,000	-

Total liabilities	5,023,467	608,149

Minority interest	(235,476)	-

Contingent liability (Note 17)

Commitments (Note 18)

Stockholders' equity (deficiency in assets)
Capital stock (Note 13)
Authorized
100,000,000 common shares with a par value of $ 0.001
10,000,000 preferred shares with a par value of $ 0.001
Issued and outstanding
12,886,398 common shares (2002 – 12,415,800)	12,886	12,416
Additional paid-in capital	2,388,650	2,080,969
Accumulated other comprehensive loss	(42,327)	(53)
Deficit	(3,621,898)	(1,831,347)

Total stockholders' equity (deficiency in assets)	(1,262,689)	261,985

Total liabilities and stockholders' equity (deficiency in assets)	$3,525,302	$870,134

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
FOR THE YEARS ENDED JUNE 30

	2003	2002

SALES	$2,447,399	$967,596
COST OF SALES	1,779,154	683,086
GROSS MARGIN	668,245	284,510

EXPENSES
Advertising	11,767	21,502
Amortization of customer list	133,576	103,892
Amortization of deferred bonus	56,686	18,895
Bank charges and interest	124,456	22,110
Business development	1,825	-
Consulting	63,194	81,497
Depreciation	22,423	21,628
Entertainment and promotion	91,082	43,103
Financing fees	146,808	92,741
Investor relations	122,891	-
Impairment of customer list	296,834	-
Management fees	214,833	150,000
Office and miscellaneous	344,282	11,977
Professional fees	178,251	152,972
Rent	290,921	88,081
Salaries and wages	514,495	158,509
Telephone and utilities	35,169	33,521
Travel and related	71,996	40,458
Website design and maintenance	3,498	341,210
	2,724,987	1,382,096

Loss before minority interest in net loss of subsidiaries	(2,056,742)	(1,097,586)

Minority interest in net loss of subsidiaries	235,476	-

Loss before other items and income taxes	(1,821,266)	(1,097,586)

OTHER ITEMS
Cancellation of contingent liability (Note 17)	-	63,530
Foreign exchange gain	-	2,358
Gain on sale of assets	19,678	-
Gain on settlement of accounts payable	6,973	55,000
Interest income	4,064	-
Impairment of equipment	-	(1,215)
	30,715	119,673

Loss before income taxes	(1,790,551)	(977,913)

Income tax recovery (Note 15)	-	3,580

Net loss	(1,790,551)	(974,333)

Cumulative translation adjustment	(42,327)	(53)

Comprehensive loss	$(1,832,878)	$(974,386)

Basic and diluted net loss per share	$(0.14)	$(0.10)

Weighted average number of shares outstanding, basic and diluted	12,709,349	10,013,208

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
FOR THE YEARS ENDED JUNE 30

	2003	2002

CASH FROM OPERATING ACTIVITIES
Net loss for the year	$(1,790,551)	$(974,333)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest on due to related parties	10,068	4,030
Accrued management fees due to a related party	199,000	134,000
Amortization of customer list	133,576	103,892
Amortization of deferred bonus	56,686	18,895
Amortization of deferred financing costs	39,696	-
Cancellation of contingent liability	-	(63,530)
Depreciation	22,423	21,628
Financing fees paid to a related party	50,000	-
Foreign exchange gain	-	(2,358)
Gain on settlement of accounts payable	(6,973)	(55,000)
Gain on sale of equipment	(15,638)	-
Impairment of customer list	296,834	-
Shares issued for consulting services	-	4,200
Shares issued for financing fees	-	42,200
Impairment of equipment	-	1,215

Changes in assets and liabilities:
Increase in accounts receivable	(514,279)	(96,169)
(Increase) decrease in income taxes recoverable	21,868	(22,677)
Decrease in inventory	1,106,791	38,580
Decrease in prepaid expenses	(43,405)	(169)
Decrease in other current assets	8,747	-
Increase (decrease) in accounts payable and accrued liabilities	707,767	(194,333)
Increase in advances payable	109,504	-

Net cash provided by (used in) operating activities	392,114	(1,039,929)

CASH FROM INVESTING ACTIVITIES
Cash acquired on purchase of subsidiaries	49	276,687
Purchase of subsidiary	-	(115,000)
Proceeds on sale of equipment	50,085	-
Purchase of equipment	(84,524)	(31,603)

Net cash provided by (used in) investing activities	(34,390)	130,084

CASH FROM FINANCING ACTIVITIES
Issuance of common shares, less share issuance costs	88,600	1,294,725
Increase (decrease) in due to related parties	386,633	(251,625)
Payments to financial arrangements	(148,420)	-
Proceeds received from financial arrangements	166,971	-
Repayments of guarantees used to acquire inventory	(753,602)	-
Preferred shares to be issued	300,000	-

Net cash provided by (used in) financing activities	40,182	1,043,100

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
FOR THE YEARS ENDED JUNE 30

	2003	2002

Continued…

Effect of foreign exchange on cash and cash equivalents	(9,534)	-

Change in cash and cash equivalents during the year	388,372	133,255

Cash and cash equivalents, beginning of year	134,524	1,269

Cash and cash equivalents, end of year	$522,896	$134,524

Cash and cash equivalents, end of year consists of the following:
Cash held at banks	448,404	134,524
Bank overdraft	74,492	-
	$522,896	$134,524

Cash paid for:
Interest	$11,395	$7,808
Income taxes	-	61,964

Supplemental disclosure with respect to cash flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
(Expressed in U.S. Dollars)

	Common Stock		Additional	Cumulative
			Paid-in	Translation
	Shares	Amounts	Capital	Adjustment	Deficit	Total

Balance, June 30, 2001	7,931,000	$7,931	$561,827	$-	$(857,014)	$(287,256)

Shares issued for cash	3,042,000	3,042	1,517,958	-	-	1,521,000

Share issuance costs paid in cash	-	-	(226,275)	-	-	(226,275)

Shares issued on acquisition of Icoworks Services Ltd.	1,200,000	1,200	106,302	-	-	107,502

Shares issued for consulting fees	8,400	8	4,192	-	-	4,200

Shares issued for financing fees	84,400	85	42,115	-	-	42,200

Shares issued on acquisition of DM International Appraisals & Consulting Ltd.	150,000	150	74,850	-	-	75,000

Cumulative translation adjustment	-	-	-	(53)	-	(53)

Net loss	-	-	-	-	(974,333)	(974,333)

Balance, June 30, 2002	12,415,800	12,416	2,080,969	(53)	(1,831,347)	261,985

Shares issued for cash	177,200	177	88,423	-	-	88,600

Share issuance costs paid in shares	121,920	122	(122)	-	-	-

Shares issued on recapitalization of the Company	171,478	171	(86,620)	-	-	(86,449)

Deferred financing charges	-	-	306,000	-	-	306,000

Cumulative translation adjustment	-	-	-	(42,274)	-	(42,274)

Net loss	-	-	-	-	(1,790,551)	(1,790,551)

Balance, June 30, 2003	12,886,398	$12,886	$2,388,650	$(42,327)	$(3,621,898)	$(1,262,689)

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

1.

HISTORY OF THE COMPANY

Icoworks, Inc. (formerly Paragon Polaris Strategies.com Inc.) (the “Company”) was incorporated in the State of Nevada on May 27, 1999. On July 1, 1999, the Company acquired limited rights to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising and for treating animal waste from dairies, feedlots of all kinds and for other similar uses. The rights to use this technology were subsequently withdrawn by agreement with the owner. On January 3, 2000, the Company acquired a three-year license to market and sell vitamins, minerals, nutritional supplements from Vitamineralherb.com Inc. This business was abandoned by the Company in fiscal 2002.

On February 20, 2003, the Company acquired 56% of the issued and outstanding common stock of Icoworks Holdings, Inc. (“Icoworks Holdings”) consisting of 3,593,199 shares from several non-U.S. stockholders. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings. The Company accounted for this acquisition as a business combination (Note 4).

The consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows of the Company prior to February 20, 2003 are those of Icoworks Holdings. The Company’s consolidated date of incorporation is considered to be February 27, 1998, the date of inception of Icoworks Holdings. Following the acquisition, the Company changed its name from Paragon Polaris Strategies.com Inc. to Icoworks, Inc.

Icoworks Holdings is a Nevada corporation whose principal business activity consists of the conduct of customized auctions for corporate assets such as wholesale and retail inventories, used industrial equipment and other related goods. During the year ended June 30, 2002 and prior to the acquisition of the Company, Icoworks Holdings purchased all the issued and outstanding capital stock of two companies, Icoworks Services Ltd. and DM International Appraisals & Consulting Ltd. (Note 5). Icoworks Holdings also has two other subsidiaries, being Icoworks Eastern Ltd. and Icoworks Joint Venture Ltd. Icoworks Joint Venture Ltd. is a bare trustee corporation with no assets or liabilities which was formed for the sole purpose of holding assets on behalf of a number of participants.

2.

GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a forced process of liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

2.

GOING CONCERN (cont’d…)

The operations of the Company have primarily been funded by the issuance of common stock and from advances from related parties, shareholders and others. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings, obtain continued support from related parties or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

		2003	2002

	Net loss	$(1,790,551)	$(974,333)
	Accumulated deficit	(3,621,898)	(1,831,347)
	Working capital (deficiency)	(1,562,863)	(239,165)

3.

SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Foreign currency translation

The Company has determined that the functional currency of certain of its wholly-owned and majority-owned subsidiaries is the local currency, the Canadian dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the period-end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of shareholders' equity under other comprehensive loss. Exchange gains and losses resulting from foreign currency transactions are included in income for the period.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The allowance reflects the best estimate of probable losses inherent in the accounts receivable balance and is determined on an individual basis.

Inventory

Inventory is stated at the lower of cost or market. Market is defined as net realizable value. Cost is generally determined on the first-in, first-out basis.

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is recorded on a declining balance basis at the following annual rates:

Auction equipment	20%
Automotive equipment	30%
Computer equipment	30%
Computer software	50%
Leasehold improvements	Lease term
Office equipment	20%
Sign	20%
Tools and equipment	20%

Intangible assets

Intangible assets are recorded at cost and were amortized using the straight-line method over their estimated useful lives until March 2003. As at June 30, 2002, the intangible asset consists of a customer list with an estimated useful life of 3 years (Note 5).

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Intangible assets (cont’d…)

The carrying value of intangible assets is re-evaluated for potential permanent impairment on a periodic basis at the reporting unit level. In order to determine whether permanent impairment exists, management considers the Company’s and its subsidiaries’ financial condition as well as expected pre-tax earnings, discounted cash flows or market related values. If the carrying value of intangible assets of a reporting unit exceeds the fair value of the reporting unit, the carrying value of intangible assets must be written down to fair value in the year the impairment is recognized. At June 30, 2003, it was determined that the value of the customer list was impaired and consequently, the customer list was written-off to operations.

Revenue recognition

Revenues mainly consist of auction revenues and held-for-sale revenues. Auction revenues are comprised of buyers premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consignors of items for auction. Held-for-sale revenues are comprised of revenues from items purchased and held-for-sale and or liquidation. Revenue is recognized once the auction or sales are completed and collection is reasonably assured. Other commissions are earned when the Company provides guarantees on the gross proceeds to be received from sale to the consignor.

The Company conducts these sales where it, or in joint venture with others, temporarily acquires title to the goods. When these activities are conducted, the profits are divided between the Company and the joint venture partners on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, the Company may be required to fund the shortfall (Note 10).

Revenue is also earned from fees charged for appraisals and is recognized when the work is completed and collection is reasonably assured.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the year ended June 30, 2003, was $287,069 (2002 – $185,206).

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards No. 109. Under this method, future income taxes are recognized for the future income tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases (temporary differences). Future income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is included in income in the period in which the change occurs. The amount of future income tax assets recognized is limited to the amount that is more likely than not to be realized.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

3.

SIGNFICANT ACCOUNTING POLICIES (cont’d…)

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At June 30, 2003, the total number of potentially dilutive shares excluded from net loss per share was 1,871,000 (2002 – 1,521,000).

Stock-based compensation

Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2003	2002

Net loss, as reported	$(1,790,551)	$(974,333)

Add: Total stock-based employee compensation expense included in
loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(22,535)	-

Pro-forma net loss	$(1,813,086)	$(974,333)

Basic and diluted net loss per share, as reported	$(0.14)	$(0.10)

Basic and diluted net loss per share, pro-forma	$(0.14)	$(0.10)

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

3.

SIGNFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

3.

SIGNFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements (cont’d…)

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) that nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, “Accounting of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9” (“SFAS 147”). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 31, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Unless disclosed elsewhere in these consolidated financial statements, the adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

3.	SIGNFICANT ACCOUNTING POLICIES (cont’d…) Comparative figures (cont’d…) Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

4.

BUSINESS COMBINATION WITH ICOWORKS HOLDINGS

On November 20, 2002, the Company entered into an agreement to merge with Icoworks Holdings. On February 20, 2003, the Company acquired a 56% interest in Icoworks Holdings through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. stockholders and, accordingly, the Company is considered to be the legal acquirer. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings and therefore, Icoworks Holdings is considered the accounting acquirer. Consequently, the consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows include Icoworks Holdings’ results of operations, deficit and cash flows from February 27, 1998 (date of inception) and the Company's results of operations and cash flows from February 20, 2003. The issued number of shares of common stock is that of the Company. The acquisition was accounted for as a business combination. The Company plans to complete the merger with Icoworks Holdings as contemplated by the merger agreement. As the merger was not consummated by May 1, 2003, the terms of the original merger agreement expired. The Company intends to enter into a new merger agreement to complete the acquisition of the minority interest of Icoworks Holdings.

Under the terms of the merger agreement, the Company agreed to issue shares of its common stock to the shareholders of Icoworks Holdings on a two-for-one basis. The Company anticipates issuing an aggregate of 12,886,398 shares in order to complete the acquisition of all of the outstanding shares of Icoworks Holdings, inclusive of the 7,186,398 shares already issued by the Company. In addition, the Company will issue options and warrants to the current option holders and warrant holders of Icoworks Holdings on a two-for-one basis if the new merger agreement is signed.

At the date of acquisition, the fair market value of the net assets of the Company was as follows:

Cash and cash equivalents	$49
Accounts receivable	2,592
Prepaid expenses	10,868
Accounts payable and accrued liabilities	(17,066)
Due to related parties	(82,892)

Net liabilities assumed	$(86,449)

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

5.

ACQUISITIONS

Acquisition of Icoworks Services Ltd. (formerly Wigley Auction Ltd.)

On December 1, 2001, Icoworks Holdings acquired all of the issued and outstanding common stock of Icoworks Services Ltd. (“Icoworks Services”) for consideration of $679,584, consisting of a cash payment of $572,082 and the issuance of 600,000 shares of common stock. Icoworks Holdings funded $367,805 while $115,000 was advanced by related parties.

The acquisition of Icoworks Services has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of Icoworks Services from the date of acquisition.

The total purchase price of $679,584 was allocated as follows:

Cash	$270,958
Marketable securities	9,373
Accounts receivable	7,723
Inventory	48,275
Prepaid expenses	5,292
Due from related parties	177,677
Property and equipment	55,342
Trust assets	1,270
Accounts payable and accrued liabilities	(429,358)
Trust liabilities	(1,270)
Customer list	534,302

$679,584

The customer list was being amortized using the straight-line method over its estimated useful life of three years. As at June 30, 2003, the customer list was written off as it was determined that the value was permanently impaired due to the changes in the volume of operations and the departure of the original owner of Icoworks Services combined with the successful start-up of other divisions.

Acquisition of DM International Appraisals & Consulting Ltd.

On April 1, 2002, Icoworks Holdings acquired all of the issued and outstanding common stock of DM International Appraisals & Consulting Ltd. (“DM”) for consideration of $75,000, consisting of the issuance of 75,000 shares of common stock.

The acquisition of DM has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of DM from the date of acquisition.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

5.	ACQUISITIONS (cont’d…) Acquisition of DM International Appraisals & Consulting Ltd. (cont’d…) The total purchase price of $75,000 was allocated as follows:

	Cash	$5,729
	Accounts receivable	1,806
	Income taxes recoverable	111
	Property and equipment	3,650
	Accounts payable and accrued liabilities	(7,481)
	Due to related parties	(4,396)
	Deferred bonus	75,581

		$75,000

The deferred bonus relates solely to the value of the employment contract Icoworks Holdings entered into with the former shareholder and key executive of DM that was part of the terms of the acquisition. The deferred bonus was amortized commencing April 1, 2002 over a period of one year, being the term of the employment contract with the former shareholder of DM.

6.	INVENTORY

	2003	2002

Wood products and associated equipment	$1,615,519	$-
Books	467,618	-
Miscellaneous and other goods held for resale	4,444	9,695

	$2,087,581	$9,695

Subsequent to June 30, 2003, certain associated equipment with a book value of $65,000 were destroyed in a fire (Note 21).

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

7.	EQUIPMENT

		2003

			Accumulated	Net Book
		Cost	Depreciation	Value

	Auction equipment	$16,977	$9,294	$7,683
	Automotive equipment	50,111	18,523	31,588
	Computer equipment	32,842	24,999	7,843
	Computer software	25,247	6,608	18,639
	Leasehold improvements	13,104	935	12,169
	Office equipment	20,977	9,568	11,409
	Sign	7,584	2,170	5,414
	Tools and equipment	15,630	11,981	3,649

		$182,472	$84,078	$98,394

		2002

			Accumulated	Net Book
		Cost	Depreciation	Value

	Auction equipment	$9,126	$8,297	$829
	Automotive equipment	80,638	33,292	47,346
	Computer equipment	41,344	35,260	6,084
	Computer software	4,602	1,151	3,451
	Office equipment	12,985	10,105	2,880
	Sign	7,605	750	6,855
	Tools and equipment	17,719	14,424	3,295

		$174,019	$103,279	$70,740

8.

DEFERRED FINANCING COSTS

The Company issued 1,531,029 warrants to an investor group that has made available to the Company funds totaling $1,087,030 (CDN$1,600,000). These warrants are exercisable at $0.71 per warrant and expire on March 28, 2005. As the warrants are considered to be a separate financial instrument separate from the debt, the Company has reflected $266,304 in the consolidated balance sheets, being the fair value calculated using the Black-Scholes option-pricing model of $306,000, less accumulated amortization of $39,696.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

8.	DEFERRED FINANCING COSTS (cont’d…) The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk free interest rate	4.0%
Dividend yield rate	0.0%
Volatility	45%
Weighted average expected life of options	2 years

Subsequent to June 30, 2003, the terms of the agreements under which these warrants were issued were agreed to be amended (Note 21).

9.

ADVANCES PAYABLE

Advances payable consist of working capital loans that have been advanced from time-to-time from third parties. These working capital loans are unsecured, non-interest bearing and have no fixed terms of repayment other than these working capital loans are expected to be repaid as cash is available.

10.	FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY

	2003	2002

Financial arrangements	$1,243,017	$-
Guarantees used to acquire inventory	1,206,609	-

	$2,449,626	$-

a) Financial arrangements

The Company has entered into an arrangement in which it has guaranteed profits to participants who provide funds to the Company that are to be used to guarantee minimum return to clients who wish to sell assets or to acquire assets outright to be held for resale. These participants will share in the profits from these transactions on the basis of 65% of the profits to the Company and 35% to the participants. The Company has in turn guaranteed to those participants a minimum return of 15% per annum on the funds advanced. Further, the Company issued warrants to those participants to purchase shares of restricted common stock (Note 8) up to the value of their participation. Management believes that the arrangement will yield the participants sufficient return so that the guarantee will not result in any additional expense to the Company.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

10.

FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY (cont’d…)

The Company would be liable for a minimum of $343,077 (CDN$465,000) on guaranteed payments in each of the 12-month periods ended June 30, 2004 and 2005 based on $2,287,180 (CDN$3,100,000) being made available by the participants as at June 30, 2003.

b) Guarantees used to acquire inventory

Guarantees arise when the Company provides a consignor with assurance as to the amount they will receive for consigned goods from the net auction proceeds. This amount is recorded as a liability and a corresponding amount is recorded as inventory held for resale. Similarly, when funds are advanced from the participants, a liability is recorded in the amount of the funds advanced and a corresponding entry is made to increase the inventory value of goods held for sale.

11.	DUE TO RELATED PARTIES

	2003	2002

Advances due to directors, unsecured, non-interest bearing, no fixed terms
of repayment.	$195,274	$2,719

Management fees due to a company related by common ownership and a common director, unsecured, non-interest bearing, no fixed terms of
repayment.	362,086	163,086

Advances due to a company controlled by common management,
unsecured, non-interest bearing, no fixed terms of repayment	111,377	7,246

Payment due to the former shareholders of Icoworks Services, unsecured,
non-interest bearing, no fixed terms of repayment.	132,404	89,815

Due to shareholders	173,498	-

Advances due to a company related by common ownership and a common
director, unsecured, bearing interest at prime plus 1%, due on demand.	75,813	-

	$1,050,452	$262,246

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

12.

PREFERRED SHARES TO BE ISSUED

During the year ended June 30, 2003, the Company entered into an agreement to issue 30,000 Series A preferred shares as part of an offering of 300,000 shares. Each Series A preferred share has a face value of $10.00 per share, and;

a)
Is convertible into shares of the Company’s common stock on the basis of one share of common stock for each $0.75 of Series A preferred shares at the option of the holder. The minimum amount of Series A preferred shares that may be converted by a holder is be $10,000.

	b)	Accrues dividends at the rate of 10% per annum. Dividends will be paid quarterly at the end of each calendar quarter, commencing June 30, 2003.

c)
The Company has the right to redeem the Series A preferred shares at any time after eighteen months from the date of issuance in the event that the closing price of the Company’s common stock is equal to or greater than $1.50 per share for at least twenty consecutive trading days during the three month period prior to the date of notice of redemption.

	d)	Each holder will have the right to redeem the Series A preferred shares at any time subsequent to three years from the date of closing of the purchase of the Series A preferred shares.

	e)	Does not have voting rights, other than on matters affecting the Series A preferred shares, as prescribed by Nevada law.

	f)	Does not have dividend rights, other than to receive the annual 10% dividend rate.

The Series A preferred shares result in a quarterly obligation to pay dividends of $7,500 ($30,000 annually). If converted, the Series A preferred shares that are to be issued would result in the issue of 40,000 shares of common stock.

The obligation to issue these shares is shown as a liability on the consolidated balance sheet at June 30, 2003.

13

COMMON STOCK

During the year ended June 30, 2002, the Company issued 3,042,000 units for gross proceeds of $1,521,000 and incurred share issuance costs of $226,475 paid in cash. Each unit consists of one share of common stock and one-half non-transferable share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share on the earlier of 36 months from the date of issuance or January 8, 2005 at an exercise price of $1.50 per share.

On December 1, 2001, the Company issued 1,200,000 shares of common stock as part of the consideration paid to acquire Icoworks Services (Note 5).

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

13.

COMMON STOCK (cont’d…)

On January 1, 2002, the Company issued 8,400 shares of common stock at a fair value of $1.00 per share for consulting services. The Company also issued 84,400 shares of common stock at a fair value of $1.00 per share to a company related by common ownership and a common director as a financing fee for advances received.

On April 1, 2002, the Company issued 150,000 shares of common stock at a fair value of $1.00 per share to acquire DM (Note 5).

During the year ended June 30, 2003, the Company issued 177,200 units for proceeds of $88,600 in private placements. Each unit consists of one share of common stock and one- half non-transferable share purchase warrant. Each full share purchase warrant entitles the holder to purchase one additional common share on the earlier of 36 months from the date of issuance or January 8, 2005 at an exercise price of $1.50 per share. The Company also issued 121,920 of the 301,700 shares of common stock to be issued to various brokers as compensation for arranging private placements during the year ended June 30, 2002.

On February 20, 2003, the Company issued 7,186,398 shares of common stock to acquire a 56% interest in Icoworks Holdings (Note 4).

During the year ended June 30, 2003, the Company increased the authorized number of shares of common stock to 100,000,000 shares and created a class of 10,000,000 shares of preferred stock.

Warrants

At June 30, 2003, Icoworks Holdings had warrants that were outstanding enabling holders to acquire the following shares of common stock:

	Number of Shares	Exercise Price	Expiry Date

Warrants	21,000	$1.50	December 27, 2004
Warrants	1,500,000	$1.50	January 8, 2005

Stock options At June 30, 2003, Icoworks Holdings had options that were outstanding enabling holders to acquire the following shares of common stock:

	Number of Shares	Exercise Price	Expiry Date

Options	200,000	$0.75	November 12, 2007
Options	150,000	$1.50	November 30, 2007

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

13.

COMMON STOCK (cont’d…)

Stock options (cont’d…)

Generally, the stock options have a life of 5 years and vest equally on each anniversary date over a 3 year period.

At June 30, 2003, no stock options had vested or expired and no stock options were exercised or forfeited.

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk free interest rate	3.17% to 3.65%
Dividend yield rate	0.0%
Volatility	45%
Weighted average expected life of options	3 years

The estimated fair value of the options granted during the year was $22,535.

14.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these consolidated financial statements, the Company entered into the following transactions with related parties during the year ended June 30, 2003:

	a)	Paid or accrued consulting expenses of $nil (2002 – $42,923) to companies related by common ownership and directors.

	b)	Paid or accrued financing fees of $nil (2002 – $92,741) to a company related by common ownership and a common director.

	c)	Paid or accrued management fees of $204,000 (2002 – $150,000) to a company related by common ownership and a common director.

	d)	Paid or accrued management fees of $58,624 (2002 – $nil) to shareholders.

	e)	Paid or accrued rent of $167,315 (2002 – $ 88,081) to a company controlled by employees who were previously directors of Icoworks Services.

	f)	Received revenue of $26,993 (2002 – $33,480) from a company controlled by employees who were previously directors of Icoworks Services.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

15.	INCOME TAXES A reconciliation of income taxes at statutory rates with reported taxes is as follows:

	2003	2002

Loss before income taxes	$(1,790,551)	$(977,913)

Expected income tax recovery	$608,787	$387,254
Non-deductible expenses and other items	(15,484)	(7,401)
Unrecognized benefit of operating losses	(593,303)	(376,273)

Actual income tax recovery	$-	$3,580

Significant components of the Company's future income tax assets are as follows:

	2003	2002

Future income tax assets
Equipment	$4,967	$7,422
Operating losses available for future periods	1,231,140	725,213

	1,236,107	732,635

Valuation allowance	(1,236,107)	(732,635)

	$-	$-

The Company has recorded the future income tax benefits of approximately $3,621,000 of operating losses which may be applied to reduce taxable income in future years net of a valuation allowance of $1,236,107. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary difference become deductible. If not utilized, these operating loss carryforwards will expire completely in 2023.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

16.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS The significant non-cash transactions during the year ended June 30, 2003, consisted of the following:

	a)	The Company issued 7,186,398 shares of common stock to acquire a 56% interest in Icoworks Holdings (Note 4).

	b)	The Company pledged accounts receivable of $59,616 to the former shareholders of Icoworks Services as payment towards amounts due to these related parties (Note 11).

	c)	The Company issued 221,920 of the 301,700 shares of common stock to be issued to various brokers as compensation for arranging private placements during the year ended June 30, 2002 (Note 13).

	d)	The Company acquired inventory of $3,184,677 through the assumption of guarantees used to acquire inventory of the same amount (Note 10).

The significant non-cash transactions during the year ended June 30, 2002, consisted of the following:

	a)	The Company issued 1,200,000 shares of common stock as part of the consideration paid to acquire all of the issued and outstanding shares of Icoworks Services (Note 5).

	b)	The Company issued 150,000 shares of common stock as consideration paid to acquire all of the issued and outstanding shares of DM (Note 5).

17.

CONTINGENT LIABILITY

Icoworks Services was named as a defendant in a statement of claim relating to the purchase of certain equipment Icoworks Services considered to be in poor condition. Consequently, Icoworks Services accrued a liability of $63,530 relating to this claim in a prior year’s financial statements. During the year ended June 30, 2002, the claim was settled in favor of Icoworks Services, however the plaintiff appealed the ruling. Management believes the appeal has no merit and, as a result, the $63,530 contingent liability previously recorded was reversed during the year ended June 30, 2002.

18.	COMMITMENTS Unless disclosed elsewhere in these consolidated financial statements, the Company has the following commitments as at June 30, 2003:

	a)	Pay management fees of $17,000 per month, plus all reasonable out-of-pocket disbursements, to a company related by common ownership and a common director.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

18.	COMMITMENTS (cont’d…)

b)
Pay consulting fees relating to assistance with investor relation services to a company related by common ownership. The agreement required a payment of $25,000 upon signing (paid) and a payment of $125,000 upon completion of all services. At June 30, 2003, $100,000 of the $125,000 of services remained to be performed.

	c)	Issue 79,780 shares of common stock to various brokers as compensation for arranging private placements during the year ended June 30, 2002.

	d)	Pay minimum lease payments for premises of $127,000 per annum, plus common area costs, under an operating lease expiring November 30, 2003.

	e)	Pay minimum lease payments for premises of approximately $99,000 per annum, including common area costs, under an operating lease expiring February 2008.

	f)	Pay future annual operating lease payments for equipment and other office premises as follows:

	2004	$67,499
	2005	$64,842
	2006	$47,919
	2007	$22,716
	2008	$11,259

19.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, income taxes recoverable, bank overdraft, accounts payable and accrued liabilities, advances payable, due to joint venture and guarantees and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

Concentrations of Credit Risk

The Company is exposed to credit risk only with respect to cash and cash equivalents and uncertainties as to the timing and amount of the collectibility of accounts receivable. The Company mitigates cash and cash equivalents credit risk by maintaining the majority of its cash balances in reputable financial institutions in Canada. The Company mitigates accounts receivable credit risk through standard credit and reference checks and monitoring the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when, in their judgment, future collection is considered doubtful.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

20.

SEGMENT INFORMATION

Notwithstanding that the Company may operate certain assets it acquires while it holds the goods for resale, the Company conducts operations in one reportable segment, being the conduct of customized auctions, in Canada.

21.	SUBSEQUENT EVENTS Subsequent to June 30, 2003, the Company entered into the following transactions:

a)
On August 29, 2003, the Company acquired the business of Premier Auctions (“Premier”) and certain lands related to Premier’s auction business from Network International (“Network”). The purchase price of the acquisition was $1,500,000 and agreement to repay certain expenses of Network which had been incurred to prepare for several auctions that were held in September 2003. Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier. These shares will be issued over a three-year period as follows: i) 25% on closing of the acquisition; and ii) 25% on each of the first, second and third anniversary dates of the closing subject to the employees continued employment with Premier.

b)
On August 1, 2003, the Company entered into a joint venture agreement with a group of investors for bridge financing in the principal amount of $2,000,000. The loan was made for the following purposes:

		•	Acquisition of Premier Auctions and certain lands related to Premier’s auction business
		•	Acquisition of Santiago Custom and Classic Car Auctions Inc.
		•	Fees and ancillary costs of raising the financing
		•	Working capital

A $60,000 fee is payable to Corporate Mentors Inc. for management of the funds. The fee is to be paid at $3,000 per month for 20 months, without interest.

Return to the investors will be payable at a rate of 3% per month commencing November 15, 2003.

The financing is documented by a promissory note and secured by proceeds of any warrants exercised by financial participants (see Note 10 and point e) below), a guarantee of and postponements of claims from Icoworks Holdings from its subsudiaries, pledge of shares of any corporation acquired and a mortgage on certain lands related to Premier’s auction business being acquired.

In addition, advances made by investors under the agreement may be converted to common shares by exercise of warrants at $0.35 any time up until September 30, 2004.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) JUNE 30, 2003

21.	SUBSEQUENT EVENTS (cont’d…)

The bridge loan is repayable on or before February 28, 2004. The Company intends to seek additional financing to retire this loan.

	c)	On August 6, 2003, 142,500 common shares of Icoworks Holdings were issued to Panther Industries as compensation for services rendered in relation to assistance in establishing the joint venture funds.

	d)	On September 10, 2003, 22,000 common shares of Icoworks Holdings were issued to Canberra Financial Services, Inc. as a bonus pursuant to an October 31, 2000 financial services agreement.

e)

The Company agreed to amend the terms of the Canadian dollar joint venture fund increasing the numbers of warrants and decreasing the exercise price however the precise agreements have not been finalized. Initially, the commitment was to issue 1,531,029 warrants exercisable at $0.71 per warrant (Note 8).

The revised warrants will be valued using the Black-Scholes option pricing model as at the date they are amended. This amount will be recorded as deferred financing charges and amortized over the remaining life of the warrants.

	f)	On September 9, 2003, the Company agreed to purchase the business of Santiago Custom and Classic Car Auctions Inc. for $250,000.

g)
On August 20, 2003, the Board of Directors announced the approval of a proposed private placement of shares of common stock. At the date of the audit report, no shares had been sold or issued in respect of this proposed private placement.

h)
On September 17, 2003, certain associated equipment held for resale with a book value of $65,000 was destroyed in a fire (Note 6). The receiver is responsible to maintain insurance coverage and have confirmed they have done so.

ITEM 8A.          CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ian Brodie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the date hereof.

Name	Age	Positions with Icoworks Inc.
Ian Brodie	48	Director President, Chief Executive Officer and Chief Financial Officer

Ian Brodie. Mr. Brodie was appointed as one of our directors on February 12, 2003 and is our president, chief executive officer and chief financial officer. Mr. Brodie was appointed as our president, chief executive officer and chief financial officer as of June 23, 2003. Mr. Brodie is currently the chief financial officer and secretary and a member of the board of directors of Icoworks Holdings. Mr. Brodie has held these positions with Icoworks Holdings since April 30, 2001. From 1988 to the present, Mr. Brodie has been active as an independent consultant assisting companies prepare for the public offering of their securities. His experience includes business restructuring, mergers, acquisitions, and divestitures. Mr. Brodie began his career as a registered representative with a Canadian brokerage firm before becoming involved in corporate finance. Mr. Brodie is a director for Barrier Mining Ltd., a Canadian reporting company.

The following table sets forth the names and positions of the officers and directors of Icoworks Holdings as of the date hereof.

Name	Age	Positions with Icoworks Holdings, Inc.
J. Graham Douglas	55	President and Director
Ian Brodie	48	Secretary, Director and Chief Financial Officer

J. Graham Douglas. Mr. Douglas is currently the president and a member of the board of directors of Icoworks Holdings. In 1970, Mr. Douglas graduated from the University of Manatoba with a Bachelors Degree in Commerce. Additionally, Mr. Douglas has taken courses required to receive certificates from the Canadian Institute of Bankers and the Mortgage Brokers Association and necessary to receive an Alberta Real Estate license and a Canadian Securities License. From 1992 through the present, Mr. Douglas has been active as a consultant in connection with business restructurings, mergers and acquisitions, finance and the public and private offering of securities. In that regard, Mr. Douglas has consulted with businesses in different industries, including the food and beverage processing, clothing, tourism, real estate, construction, telecommunications, mining and exploration, and heavy equipment option industries, which industries are international.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by it, we believe that during the fiscal year ended June 30, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

		Transactions Not Timely	Known Failures to File a
Name and Principal Position	Number of Late Reports	Reported	Required Form

J. Graham Douglas,	One	One	None
President and Director of
Icoworks Holdings, Inc.

ITEM 10.          EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. Ian Brodie, our chief executive officer, Mr. Graham Douglas, the president of Icoworks Holdings and Mr. Robert Foo, our former chief executive officer (together, our “name executive officers”) for our fiscal years ended June 30, 2003, 2002 and 2001.

Other than Mr. Graham Douglas, none of our executive officers earned total annual salary and bonus exceeding $100,000 during the fiscal year ended June 30, 2003. Mr. Ian Brodie and Mr. Graham Douglas are compensated through Antares Investments Ltd. See Item 12. – Certain Relationships and Related Transactions.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Ian Brodie (1)	Director, President, Chief Executive Officer and Chief Financial Officer	2003 2002 2001	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Graham Douglas (2)	Director and President, of Icoworks Holdings	2003 2002 2001	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robert Foo (3)	Former Director and Former Chief Executive Officer	2003 2002 2001	$25,000 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)
Mr. Brodie is employed and compensated by Antares Investments Ltd., which provides management services to the Company. Mr. Brodie is not paid a salary by us and does not bill for his time spent on our business and is not compensated directly or indirectly by the Company, other than through Antares Investments Ltd. See Item 12. – Certain Relationships and Related Transactions.

(2)
Mr. Douglas is employed and compensated by Antares Investments Ltd., which provides management services to the Company. Mr. Douglas is not paid a salary by us and does not bill for his time spent on our business and is not compensated directly or indirectly by us, other than through Antares Investments Ltd. See Item 12. – Certain Relationships and Related Transactions.

(3)	Mr. Foo ceased to be our chief executive officer effective June 23, 2003.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to our named executive officers for our fiscal year ended June 30, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Ian Brodie, Director, President, Chief Executive Officer and Chief Financial Officer	NIL	Not Applicable	Not Applicable	Not Applicable
Graham Douglas, Director and President of Icoworks Holdings	NIL	Not Applicable	Not Applicable	Not Applicable
Robert Foo, Former Director and Former Chief Executive Officer	NIL	Not Applicable	Not Applicable	Not Applicable

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our named executive officers for our fiscal year ended June 30, 2003:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise	Value Realized($)	Unexercised Options at Financial Year- End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Ian Brodie, Director, President, Chief Executive Officer and Chief Financial Officer	N/A	N/A	0/0	$NIL/ $NIL
Graham Douglas, Director and President of Icoworks Holdings	N/A	N/A	0/0	$NIL/ $NIL
Robert Foo, Former Director and Former Chief Executive Officer	N/A	N/A	0/0	$NIL/ $NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors receive no fees on an annual or per meeting basis

EMPLOYMENT CONTRACTS

We are not party any employment contracts with any of our named executed officers or our other executive officers and directors. Mr. Ian Brodie and Mr. Graham Douglas are compensated through a management services agreement with Antares Investments Ltd. See Item 12. – Certain Relationships and Related Transactions.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 15, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Ian Brodie Director, President Chief Executive Officer and Chief Financial Officer	3,584,398(2)	27.8%
Common Stock	J. Graham Douglas, President and Director of Icoworks Holdings	1,762,000(3)	13.7%
Common Stock	All Officers and Directors as a Group (2 persons)	5,346,398	41.5%
5% SHAREHOLDERS
Common Stock	Hollywood Holdings Ltd.	800,000	6.3%
Common Stock	Solara Ventures	2,084,398	16.9%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 15, 2003. As of October 15, 2003, there were 12,886,398 shares of our common stock issued and outstanding.

(2)
Includes 1,500,000 shares held by Mr. Brodie and 2,084,398 shares held by Solara Ventures. Mr. Brodie is a director and officer of Solara Ventures and a minority shareholder of Solara Ventures. Accordingly, Mr. Brodie is deemed to beneficially own shares held by Solara Ventures for the purposes of Rule 13d-3.

(3)	Held indirectly by Mr. Douglas through Antares Investments Ltd.

We are not aware of any arrangement which may result in a change in control in the future, other than the completion of the merger with Icoworks Holdings.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Icoworks Holdings

We issued shares to the following shareholders of Icoworks Holdings on completion of the acquisition of the majority interest on February 20, 2003:

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Company Common Stock Currently Held (1)
Ian Brodie	3,584,398(2)	27.8%
Bill Wigley	1,200,000(3)	9.3%
Hollywood Holdings Ltd.	800,000	6.3%
Solara Ventures Inc.	2,084,398	16.9%
J. Graham Douglas	1,602,000(4)	12.4%
TOTAL	7,186,398	55.8%

(1)	Based on 12,886,398 shares of the Company’s common stock issued and outstanding as of October 15, 2003.

(2)
Mr. Brodie is a director and officer of Solara Ventures and a minority shareholder of Solara Ventures. Accordingly, Mr. Brodie is deemed to beneficially own shares held by Solara Ventures for the purposes of Rule 13d-3. Mr. Brodie was individually issued 1,500,000 shares of the Company’s common stock. The balance of the shares deemed to be beneficially held by Mr. Brodie are held by Solara Ventures.

(3)	Includes shares held by the spouse of Mr. Wigley.

(4)	The shares held by Mr. Douglas are held by a private corporation controlled by Mr. Douglas.

The shares of the Company’s common stock that were issued to the former shareholders of Icoworks listed above were issued in consideration of the transfer of the shares of Icoworks held by the former shareholders. The shares were issued to the former Icoworks shareholders on the basis of two shares of the Company’s common stock in consideration for each one share of Icoworks’ common stock.

Antares Investments Ltd.

Icoworks Holdings is party to a consulting agreement with Antares Investments Ltd. (“Antares”) dated January 2, 2002 whereby the services of Ian Brodie, our president, chief executive officer and chief financial officer, and Graham Douglas, the president of Icoworks Holdings, are provided to Icoworks Holdings. We do not pay any additional amount to Mr. Brodie for acting as our president, chief executive officer, chief financial officer or as our sole director. Under the terms of the consulting agreement, Icoworks Holdings pays a consulting fee of $17,000 per month. The fee is based on a minimum of two senior staff for approximately two thirds of a normal work month. In addition, Icoworks Holdings reimburses Antares for out-of-pocket expenses incurred by Antares in the performance of its duties under the consulting agreement. Icoworks Holdings is entitled to terminate the consulting agreement by providing at least sixty (60) days written notice and by paying Antares a cancellation payment equal to six months’ fees ($102,000).

Icoworks Holdings accrued consulting fees to Antares in the amount of $204,000 for the year ended June 30, 2003 and $150,000 for the year ended June 30, 2002. While the amounts payable to Antares under the consulting agreement have been accrued to date, they have not been paid. The accrued amounts payable to Antares under the consulting agreement were outstanding in the amount of $362,086 as of June 30, 2003 and $163,086 as of June 30, 2002.

Director Loans

Ian Brodie, our president, chief executive officer and chief financial officer, has advanced loans to us that have not been repaid and are currently outstanding in the amount of $9,485 as at June 30, 2003 and $9,485 as at June 30, 2002. Graham Douglas, the president of Icoworks Holdings, has advanced loans to us that have not been repaid and are currently outstanding in the amount of $185,787 as at June 30, 2003 and $2,718 as at June 30, 2002. All advances due to Mr. Brodie and Mr. Douglas are unsecured, non-interest bearing and have no fixed terms of repayment.

Westin Capital, a company controlled by Mr. Brodie, has made advances to us to fund our operations. These advances are unsecured, bear interest at prime plus 1% per annum and are repayable on demand. The amount of the advance outstanding was $75,813 as of June 30, 2003.

Bill Wigley

Icoworks Holdings acquired Icoworks Services from Bill Wigley, one of our former 5% shareholders, on December 1, 2001 for consideration of $679,584, consisting of a cash payment of $572,082 and the issuance of 600,000 shares of common stock of Icoworks Holdings. The common stock was subsequently converted into 1,200,000 shares of our common stock upon completion of our acquisition of a 56% interest in Icoworks Holdings. Icoworks Services entered into a three year employment agreement with Mr. Bill Wigley on the closing of the acquisition, pursuant to which Mr. Wigley was paid $8,500 CDN per month (equal to approximately $6,800 US per month as of October 19, 2003) plus five percent (5%) of the net auction revenue received by Icoworks Services in excess of $1,000,000 CDN (equal to approximately $750,000 US as of October 19, 2003) per annum during the term of his employment. Mr. Wigley was also appointed as the vice president - investor auctions for Icoworks Holdings. Mr. Wigley has subsequently resigned has an officer of Icoworks Holdings and his employment has been terminated by agreement. Subsequent to year end, an aggregate of 800,000 shares has been surrendered by Mr. Wigley to us for cancellation as a result of failure to meet performance milestones. As a consequence of his surrender of shares, Mr. Wigley has ceased to be one of our 5% shareholders.

Icoworks Services paid rent to a company controlled by Mr. Wigley in the amount of $162,360 for the year ended June 30, 2003 and $88,081 for the year ended June 30, 2002. Icoworks Holdings was indebted to Mr. Wigley in the amount of $132,404 as at June 30, 2003 and $85,189.86 as at June 30, 2002.

Advances Due to Companies Controlled by Management

We have obtained advances from companies controlled by management. These advances are unsecured, do not bear interest and have no fixed terms of repayment. These amounts were outstanding in the amount of $111,377 as of June 30, 2003 and $7,246 as of June 30, 2002. These amounts included advances by Solara Ventures, one of our 10% shareholders, which were outstanding in the amount of $26,135 as of June 30, 2003 and $nil as of June 30, 2002. These amounts also included advances by Danco Industries Ltd. which were outstanding in the amount of $85,342 as at June 30, 2003. Mr. Ian Brodie is deemed to control Solara Ventures and Danco.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (3)

10.1	Form of share purchase agreement entered into between the registrant and the individual non-US shareholders of Icoworks, Inc. to acquire the majority interest. (2)

10.2	Management Services Agreement between Icoworks Holdings Inc. and Antares Investments Ltd. (4)

10.3	Release and Settlement Agreement between Icoworks Holdings Inc. and Network International (4)

10.4	Form of Joint Venture Agreement for Icoworks Joint Ventures (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Filed as an Exhibit to our Form SB-2 registration statement originally filed on March 16, 2000, as amended.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 6, 2003.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB on June 20, 2003.
(4)	Filed as an Exhibit to this Annual Report on Form 10-KSB

CURRENT REPORTS ON FORM 8-K

During our fourth quarter ended June 30, 2003, we filed a Current Report on Form 8-K dated June 10, 2003 reporting the change to our auditor from Janet Loss, CPA to Dohan and Company, Certified Public Accountants and the change of our fiscal year end.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOWORKS INC.

By:	/s/ Ian Brodie
Ian Brodie, President and Chief Executive Officer
Director
Date: October 21, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ian Brodie
Ian Brodie, President and Chief Executive Officer
Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: October 21, 2003