Form 10QSB
period 2003-09-30
ICOWORKS INC
filed 2003-11-21
CIK 1091293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period ________ to ________

Commission File Number 000-33163

ICOWORKS INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0609444 (IRS Employer Identification No.)

114 West Magnolia Street, Suite 400
Bellingham, WA 98225
(Address of principal executive offices)

(360) 392-3960
(Issuer’s telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
12,886,398 Shares of $.001 par value Common Stock outstanding as of November 17, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	September 30	June 30
	2003	2003
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$1,503,260	$448,404
Cash held in trust for consignors	1,828,090	-
Accounts receivable, less allowance
for doubtful accounts $15,158 (2003 - $ 15,158)	432,136	562,953
Income taxes recoverable	920	920
Inventories	1,645,998	2,087,581
Prepaid expenses	68,282	59,734
Other assets	1,010	1,012
Deferred tax assets less valuation allowance	-	-
Total current assets	5,479,696	3,160,604

Equipment	118,644	98,394
Land	435,000	-
Goodwill	1,044,850	-
Deferred financing costs, net	228,054	266,304

Total assets	$7,306,244	$3,525,302

- continued -
The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	September 30	June 30
	2003	2003
	(unaudited)	(audited)
Continued

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Bank overdraft	$-	$74,492
Accounts payable and accrued liabilities	1,535,427	1,019,408
Trust liabilities	1,709,017	-
Advances payable	135,386	129,486
Financial arrangements and guarantees used to acquire inventory	4,453,715	2,449,626
Due to related parties	1,267,988	1,050,455
Total current liabilities	9,101,533	4,723,467

Preferred shares to be issued	300,000	300,000
Total liabilities	9,401,533	5,023,467

Minority interest	(286,089)	(235,476)

Contingent liability

Deficiency in assets
Capital stock
Authorized
100,000,000 common shares with a par value of $ 0.001
10,000,000 preferred shares with a par value of $ 0.001
Issued and outstanding
12,886,398 common shares (2003 – 12,886,398)	12,886	12,886
Additional paid-in capital	2,506,650	2,388,650
Accumulated other comprehensive loss	(28,932)	(42,327)
Deficit	(4,299,804)	(3,621,898)

Total deficiency in assets	(1,809,200)	(1,262,689)

Total liabilities and deficiency in assets	$7,306,244	$3,525,302

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(unaudited)

	2003	2002

SALES	3,246,873	580,442
COST OF SALES	2,794,133	130,207
NET AUCTION REVENUE	452,740	450,235
OTHER REVENUE	47,709	36,413
NET REVENUE	500,449	486,648

EXPENSES
Advertising	9,479	10,186
Depreciation and amortization	47,945	63,715
Bank charges and interest	90,627	30,254
Consulting	30,300	-
Entertainment and promotion	6,992	3,370
Financing fees	149,250	-
Investor relations	57,500	-
Management fees	51,000	51,000
Office and miscellaneous	206,265	219,986
Professional fees	147,049	30,402
Rent	124,245	-
Salaries and wages	324,425	255,158
	1,245,077	664,071
Loss before minority interest in net loss of subsidiaries	(744,628)	(177,423)

Minority interest in net loss of subsidiaries	50,613	78,066

Loss before other items and income taxes	(694,015)	(99,357)

OTHER ITEMS
Foreign exchange gain	1,341	-
Interest income	14,768	-
	16,109	-
Loss before income taxes	(677,906)	(99,357)

- continued -
The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(unaudited )

	2003	2002

Loss before income taxes (continued)	(677,906)	(99,357)
Income taxes	-	-

Net loss	(677,906)	(99,357)

Cumulative foreign currency translation adjustment	29,593	-

Comprehensive loss	$(648,313)	$(99,357)

Basic and diluted net loss per common share	$(0.05)	$(0.01)

Weighted average number of common shares outstanding,
basic and diluted	12,886,398	12,477,550

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly paragon Polaris Strategy.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(unaudited)

	2003	2002

CASH FROM OPERATING ACTIVITIES
Net loss	$(677,906)	$(99,357)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued management fees due to a related party	51,000	46,000
Depreciation and amortization	47,945	63,420
Minority interest	(50,613)	(78,066)
Shares issued for consulting services	11,000	-

Changes in assets and liabilities:
Decrease in accounts receivable	151,877	69,898
Decrease in income taxes recoverable	-	21,868
(Increase) decrease in inventories	1,219,871	(41,105)
(Increase) decrease in prepaid expenses	(8,548)	3,253
Decrease in other assets	2	-
Increase (decrease) in accounts payable and accrued liabilities	615,193	(106,080)
Increase in trust liabilities	1,709,017	-
Increase in advances payable	5,900	-

Net cash provided by (used in) operating activities	3,074,738	(120,169)

CASH FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(7,009)
Purchase of subsidiary	(1,500,000)	-
Purchase of equipment	(23,029)	(12,034)

Net cash provided by (used in) investing activities	(1,523,029)	(19,043)

- continued -
The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly paragon Polaris Strategy.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(unaudited)

	2003	2002

Continued…

CASH FROM FINANCING ACTIVITIES
Issuance of common shares, less share issuance costs	-	126,369
Increase (decrease) in due to related parties	166,533	34,828
Repayments of financial arrangements	(814,573)	-
Proceeds received from financial arrangements	2,944,478	-
Repayments of guarantees used to acquire inventory	(904,104)	-

Net cash provided by (used in) financing activities	1,392,334	161,197

Effect of foreign exchange on cash and cash equivalents	13,395	-

Change in cash and cash equivalents during the period	2,957,438	21,985

Cash and cash equivalents, beginning of the period	373,912	134,523

Cash and cash equivalents, end of the period	$3,331,350	$156,508

Cash and cash equivalents, end of the period consists of the following:

Cash held at banks	$1,503,260	$156,508
Cash held in trust for consignors	1,828,090	-
	$3,331,350	$156,508

Cash paid for:
Interest	$-	$11,395
Income taxes	-	-

Supplemental disclosure with respect to cash flows (Note 16)
      The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

1.

HISTORY OF THE COMPANY

Icoworks, Inc. (formerly Paragon Polaris Strategies.com Inc.) (the “Company”) was incorporated in the State of Nevada on May 27, 1999. On July 1, 1999, the Company acquired limited rights to distribute and produce an oxygen enriched water product for fish farming, aquaculture, mariculture, poultry raising and for treating animal waste from dairies, feedlots of all kinds and for other similar uses. The rights to use this technology were subsequently withdrawn by agreement with the owner. On January 3, 2000, the Company acquired a three-year license to market and sell vitamins, minerals, and nutritional supplements from Vitamineralherb.com Inc. The Company abandoned this business in fiscal 2002.

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

The consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows of the Company prior to February 20, 2003, are those of Icoworks Holdings. The Company’s consolidated date of incorporation is considered to be February 27, 1998, the date of inception of Icoworks Holdings. Following the acquisition, the Company changed its name from Paragon Polaris Strategies.com Inc. to Icoworks, Inc.

Icoworks Holdings is a Nevada corporation whose principal business activity consists of the conduct of customized auctions for corporate assets such as wholesale and retail inventories, used industrial equipment and other related goods. During the year ended June 30, 2002, and prior to the acquisition of the Company, Icoworks Holdings purchased all the issued and outstanding capital stock of two companies, Icoworks Services Ltd. ("Icoworks Services") and DM International Appraisals & Consulting Ltd. Icoworks Holdings also has two other subsidiaries, being Icoworks Eastern Ltd. and Icoworks Joint Venture Ltd. Icoworks Joint Venture Ltd. is a bare trustee corporation with no assets or liabilities, which was formed for the sole purpose of holding assets on behalf of a number of participants. During the three month period ending September 30, 2003, Icoworks Holdings acquired Premier Auctioneers International Inc. (Note 5)

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending June 30, 2004.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

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

The operations of the Company have primarily been funded by the issuance of common stock and advances from related parties, shareholders and others. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings, obtain continued support from related parties or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

	September 30	June 30
	2003	2003

Net loss	$(677,906)	$(1,790,551)
Accumulated deficit	(4,299,804)	(3,621,898)
Working capital (deficiency)	(3,621,837)	(1,562,863)

3.

BASIS OF PRESENTATION

These interim statements have been completed using the same accounting policies and measurement criteria as those utilized in the preparation of the Company's audited financial statements dated June 30, 2003, and should be read in conjunction with these annual statements, which provide information on the Company's accounting policies and more comprehensive note disclosures of certain financial statement line items.

4.

BUSINESS COMBINATION WITH ICOWORKS HOLDINGS

On November 20, 2002, the Company entered into an agreement to merge with Icoworks Holdings. On February 20, 2003, the Company acquired a 56% interest in Icoworks Holdings through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. stockholders and, accordingly, the Company is considered to be the legal acquirer. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings and therefore,

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

4.

BUSINESS COMBINATION WITH ICOWORKS HOLDINGS (continued)

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

Under the terms of the merger agreement, the Company agreed to issue shares of its common stock to the shareholders of Icoworks Holdings on a two-for-one basis. The Company anticipates issuing an aggregate of 12,865,920 shares in order to complete the acquisition of all of the outstanding shares of Icoworks Holdings, inclusive of the 7,186,398 shares already issued by the Company. In addition, the Company will issue options and warrants to the current option holders and warrant holders of Icoworks Holdings on a two-for-one basis if the new merger agreement is signed.

At the date of acquisition, the fair market value of the net assets of the Company was as follows:

Cash and cash equivalents	$49
Accounts receivable	2,592
Prepaid expenses	10,868
Accounts payable and accrued liabilities	(17,066)
Due to related parties	(82,892)

Net liabilities assumed	$(86,449)

5.

ACQUISITIONS

Acquisition of Premier Auctioneers International Inc.

On August 29, 2003, the Company acquired the business of Premier Auctioneers International Inc. (“Premier”) and certain lands related to Premier’s auction business from Network International (“Network”). The purchase price of the acquisition was $1,500,000 and agreement to repay certain expenses of Network that had been incurred to prepare for several auctions that were held in September 2003. Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier. These shares will be issued over a three-year period as follows: i) 25% on closing of the acquisition which had not been issued as of September 30, 2003; and ii) 25% on each of the first, second and third anniversary dates of the closing subject to the employees continued employment with Premier. The shares will be valued at the fair value based on market value on the date of closing and the subsequent anniversary dates and the Company will record a compensation expense equal to the fair value.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

5.

ACQUISITIONS (continued)

The acquisition of Premier has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of Premier from the date of acquisition.

The total purchase price of $1,500,000 was allocated as follows:

Land (estimate pending appraisal)	$435,000
Office equipment	6,916
Account receivable	21,060
Accounts payable	(7,826)
Goodwill	1,044,850
$1,500,000

Acquisition of Santiago Custom and Classic Car Auctions Inc.

On September 9, 2003, the Company agreed to purchase the business of Santiago Custom and Classic Car Auctions Inc. for $250,000. The transaction was not completed at September 30, 2003.

6.

CASH HELD IN TRUST FOR CONSIGNORS

The Company is holding cash in trust of $1,828,090 for consignors of two auctions held by Premier prior to September 30, 2003 to discharge the trust liabilities in the amount of $1,709,017 as disclosed in the liabilities for the Company. The difference between the trust liabilities and the cash held is trust represents the Company's commissions on the sales less expenses incurred.

7.	INVENTORIES

	September 30,	June 30,
	2003	2003

Wood products and associated equipment	$648,307	$1,615,519
Industrial fabrication equipment	376,242	-
Sawmill equipment	339,447	-
Books	278,006	467,618
Miscellaneous and other goods held for resale	3,996	4,444
	$1,645,998	$2,087,581

During the three-month period ended September 30, 2003, certain associated equipment held for resale with a book value of $65,000 was destroyed in a fire. The receiver is responsible to maintain insurance coverage and have confirmed they have done so.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

8.	EQUIPMENT

	September 30, 2003
		Accumulated
		Depreciation and	Net Book
	Cost	Amorization	Value

Auction equipment	$24,729	10,504	14,225
Automotive equipment	53,227	25,453	27,774
Computer equipment	28,421	23,025	5,396
Computer software	25,247	8,497	16,750
Leasehold improvements	13,104	1,672	11,432
Office equipment	44,475	9,964	34,511
Sign	7,584	2,460	5,124
Tools and equipment	15,630	12,198	3,432

	$212,417	$93,773	$118,644

	June 30, 2003
		Accumulated
		Depreciation and	Net Book
	Cost	Amorization	Value

Auction equipment	$16,977	$9,294	$7,683
Automotive equipment	50,111	18,523	31,588
Computer equipment	32,842	24,999	7,843
Computer software	25,247	6,608	18,639
Leasehold improvements	13,104	935	12,169
Office equipment	20,977	9,568	11,409
Sign	7,584	2,170	5,414
Tools and equipment	15,630	11,981	3,649

	$182,472	$84,078	$98,394

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

9.

DEFERRED FINANCING COSTS

The Company issued 1,531,029 warrants to an investor group that has made available to the Company funds totaling $2,295,616 (CDN$3,100,000). These warrants are exercisable at $0.71 per warrant and expire on March 28, 2005. As the warrants are considered to be a separate financial instrument separate from the debt, the Company has reflected $228,054 in the consolidated balance sheets, being the fair value calculated using the Black-Scholes option-pricing model of $306,000, less accumulated amortization of $77,946.

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk free interest rate	4.0%
Dividend yield rate	0.0%
Volatility	45.0%
Weighted average expected life of options	2 years

During the three month period ended September 30, 2003, the terms of the agreements under which these warrants were issued were agreed to be amended, however the precise agreements have not been finalized as of September 30, 2003. Subsequent to September 30, 2003 the terms of the agreements were finalized (see Note 21).

10.

ADVANCES PAYABLE

Advances payable consist of working capital loans that have been advanced from time-to-time from third parties. These working capital loans are unsecured, non-interest bearing and have no fixed terms of repayment other than these working capital loans are expected to be repaid as cash is available.

11.	FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY

	September 30,	June 30,
	2003	2003

Financial arrangements	$3,372,922	$1,243,017
Guarantees used to acquire inventory	1,080,793	1,206,609

	$4,453,715	$2,449,626

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

11.	FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY (continued)
	a)	Financial arrangements
i.

Canadian financial arrangement (CDN$3.1 million)

The Company has entered into an arrangement in which it has guaranteed profits to participants who provide funds (CDN$3.1 million) to the Company that are to be used to guarantee minimum return to clients who wish to sell assets or to acquire assets outright to be held for resale. These participants will share in the profits from these transactions on the basis of 65% of the profits to the Company and 35% to the participants. The Company has, in turn, guaranteed to those participants a minimum return of 15% per annum on the funds advanced. Further, the Company issued warrants to those participants to purchase shares of restricted common stock up to the value of their participation. Management believes that the arrangement will yield the participants sufficient return so that the guarantee will not result in any additional expense to the Company.

The Company would be liable for a minimum of $344,342 (CDN$465,000) on guaranteed payments in each of the 12-month periods ended June 30, 2004 and 2005 based on $2,295,616 (CDN$3,100,000) being made available by the participants as at June 30, 2003.

ii.

US financial arrangement (US$2.0 million)

On August 1, 2003, the Company entered into an arrangement with a group of participants for bridge financing in the principal amount of $2,000,000. The loan was made for the following purposes:

			•	Acquisition of Premier and certain lands related to Premier’s auction business
			•	Acquisition of Santiago Custom and Classic Car Auctions Inc.
			•	Fees and ancillary costs of raising the financing
			•	Working capital

A $60,000 fee is payable to Corporate Mentors Inc. for management of the funds. The fee is to be paid at $3,000 per month for 20 months, without interest.

The minimum return to the participants will be accrued at a rate of 3% per month commencing the date funds were advanced by the participants and will become due and payable commencing November 15, 2003 and thereafter. No interest has been paid as at September 30, 2003.

The financing is documented by a promissory note and secured by proceeds of any warrants exercised by financial participants, a guarantee of and postponements of claims from Icoworks Holdings from its subsidiaries, pledge of shares of any corporation acquired and a mortgage on certain lands related to Premier’s auction business being acquired.

In addition, advances made by participants under the arrangement may be converted to common shares by exercise of warrants at $0.35 any time up until September 30, 2004.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

11.

FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY
(continued)

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

12.	DUE TO RELATED PARTIES
	September 30,	June 30,
	2003	2003

Advances due to directors, unsecured, non-interest bearing, no fixed
terms of repayment.	$300,814	$195,274

Management fees due to a company related by common ownership and a common director, unsecured, non-interest bearing, no fixed
terms of repayment.	413,086	362,087

Advances due to a company controlled by common management,
unsecured, non-interest bearing, no fixed terms of repayment	141,714	111,378

Payment due to the former shareholders of Icoworks Services,
unsecured, non-interest bearing, no fixed terms of repayment.	84,404	132,404

Due to shareholders	250,987	173,499

Advances due to a company related by common ownership and a
common director, unsecured, bearing interest at prime plus 1%, due	76,983	75,813
on demand.

	$1,267,988	$1,050,455

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

13.

PREFERRED SHARES TO BE ISSUED

During the year ended June 30, 2003, the Company entered into an agreement to issue 30,000 Series A preferred shares as part of an offering of 300,000 shares. Each Series A preferred share has a face value of $10.00 per share, and;

a)
Is convertible into shares of the Company’s common stock on the basis of one share of common stock for each $0.75 of Series A preferred shares at the option of the holder. The minimum amount of Series A preferred shares that may be converted by a holder is $10,000.

	b)	Accrue dividends at the rate of 10% per annum. Dividends will be paid quarterly at the end of each calendar quarter, commencing June 30, 2003.
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

The Series A preferred shares result in a quarterly obligation to pay dividends of $7,500 ($30,000 annually). If converted, the Series A preferred shares, which are yet to be issued, would result in the issue of 40,000 shares of common stock.

The obligation to issue these shares is shown as a liability on the consolidated balance sheet at September 30, 2003.

14.

COMMON STOCK

On August 6, 2003, 142,500 common shares, of Icoworks Holdings, at a price of $0.75 for each common share, were issued to Panther Industries as compensation for services rendered in the amount of $107,000 in relation to assistance in establishing the financial arrangements.

On September 10, 2003, 22,000 common shares of Icoworks Holdings at a price of $0.50 for each common share were issued to Canberra Financial Services, Inc. as a bonus in the amount of $11,000 pursuant to an October 31, 2000 financial services agreement.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

14.	COMMON STOCK (continued) Warrants At September 30, 2003, Icoworks Holdings had warrants that were outstanding enabling holders to acquire the following shares of common stock:
	Number of Shares	Exercise Price	Expiry Date

Warrants	21,000	$1.50	December 27, 2004
Warrants	1,500,000	$1.50	January 8, 2005

Stock options

At September 30, 2003, Icoworks Holdings had options that were outstanding enabling holders to acquire the following shares of common stock:

	Number of Shares	Exercise Price	Expiry Date

Options	200,000	1.00	November 12, 2007
Options	150,000	1.50	November 30, 2007

Generally, the stock options have a life of 5 years and vest equally on each anniversary date over a 3 year period.

At September 30, 2003, no stock options had vested or expired and no stock options were exercised or forfeited.

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk free interest rate	3.17% to 3.65%
Dividend yield rate	0.0%
Volatility	45.0%
Weighted average expected life of options	3 years

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

14.

COMMON STOCK (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	September 30,	September 30,
	2003	2002

Net loss, as reported	$(677,906)	$(177,423)

Add: Total stock-based employee compensation expense
included in loss, as reported determined under APB 25, net of	-	-
related tax effects

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(9,348)	-

Pro-forma net loss	$(687,254)	$(177,423)

Basic and diluted net loss per share, as reported	$(0.05)	$(0.01)

Basic and diluted net loss per share, pro-forma	$(0.05)	$(0.01)

15.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these consolidated financial statements, the Company entered into the following transactions with related parties during the period ended September 30, 2003:

	a)	Paid or accrued management fees of $51,000 (2002 – $46,000) to a company related by common ownership and a common director.
	b)	Paid or accrued rent of $33,482 (2002 – $28,852) to a company controlled by employees who were previously directors of Icoworks Services.
	c)	Received revenue of $Nil (2002 – $15,418) from a company controlled by employees who were previously directors of Icoworks Services.
These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

16.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS The significant non-cash transactions during the period ended September 30, 2003, consisted of the following:
	a)	The Company acquired inventory of $778,288 through the assumption of guarantees used to acquire inventory of the same amount.
	b)	The Company issued 142,500 common shares of it's subsidiary Icoworks Holdings for settlement of accounts payable of $107,000.
17.

CONTINGENT LIABILITY

Icoworks Services was named as a defendant in a statement of claim relating to the purchase of certain equipment Icoworks Services considered to be in poor condition. Consequently, Icoworks Services accrued a liability of $63,530 relating to this claim in a prior year’s financial statements. During the year ended June 30, 2002, the claim was settled in favor of Icoworks Services, however the plaintiff appealed the ruling. Management believes the appeal has no merit and, as a result, the $63,530 contingent liability previously recorded was reversed during the year ended June 30, 2002. As at September 30, 2003 the appeal has not been resolved.

18.	COMMITMENTS Unless disclosed elsewhere in these consolidated financial statements, the Company has the following commitments as at September 30, 2003:
	a)	Pay management fees of $17,000 per month, plus all reasonable out-of-pocket disbursements, to a company related by common ownership and a common director.
b)
Pay consulting fees relating to assistance with investor relation services to a company related by common ownership. The agreement required a payment of $25,000 upon signing (paid) and a payment of $125,000 upon completion of all services. At September 30, 2003, $100,000 of the $125,000 of services remained to be performed.

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

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

18.	COMMITMENTS (continued)
	f)	Pay future annual operating lease payments for equipment and other office premises as follows:
2004	$67,499
2005	$64,842
2006	$47,919
2007	$22,716
2008	$11,259

g)	Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier.
19.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, income taxes recoverable, other assets, bank overdraft, accounts payable and accrued liabilities, advances payable, financial arrangements and guarantees issued to acquire inventory and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

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

20.

SEGMENT INFORMATION

Notwithstanding that the Company may operate certain assets it acquires while it holds the goods for resale, the Company conducts operations in one reportable segment, being the conduct of customized auctions, in Canada and the USA. Prior to August 29, 2003, the Company operated in one geographical segment that being Canada. During the three-month period ended September 30, 2003, the Company's breakdown by geographical segment was as follows:

ICOWORKS, INC.
(formerly Paragon Polaris Strategies.com Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
SEPTEMBER 30, 2003
(unaudited – prepared by management)

20. SEGMENT INFORMATION (continued)

	Geographic Information
	Canada	USA	Totals
Revenues	$3,058,863	$188,010	$3,246,873
Long lived assets	$98,369	$455,275	$553,644

21.	SUBSEQUENT EVENTS Subsequent to September 30, 2003, the Company entered into the following transactions:
a)
On November 13, 2003, the Company filed a registration statement on Form S-8 registering 2,500,000 shares under a stock option plan. On Novemeber14, 2003, the Company granted 1,881,191 options under this plan, of which 681,191 were exercised for proceeds of $225,815. These options entitled the holder to purchase shares of the Company at $0.33 per share for one year, which expire November 14, 2004.

b)

The Company amended its agreement with the investor group that made available $2,295,616 (CDN$ 3,100,000). The number of warrants has been increased to 4,018,518 from 1,531,029. These warrants expire on June 30 2004 and have an exercise price $0.54. Adjustments to the deferred charge and the charges to income will be made in the December quarterly financial statements.

The revised warrants will be valued using the Black-Scholes option pricing model as at the date they are amended. This amount will be recorded as deferred financing charges and amortized over the remaining life of the warrants.

c)
Subsequent to the period end, the Company purchased 100% of the outstanding shares of RT Components for the sole purpose of liquidating and winding up the Company. The purchase price was $557,333 (CDN$752,623).

Item 2.     Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC including our Annual Report on Form 10-KSB for the three months ended September 30, 2003. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Icoworks Holdings recently completed the acquisition of Premier Auctions, a Texas and Oklahoma based auction business specializing in the oil and gas industry on August 29, 2003. Icoworks Holdings has also entered into an agreement to acquire Santiago Classic Car Auctions, a New Mexico based auction business specializing in classic automobiles.

We do not have any business or subsidiaries other than our 56% interest in Icoworks Holdings.

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of our 56% interest in Icoworks Holdings effective February 20, 2003. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which result in Icoworks Holdings acquiring Icoworks for accounting purposes. Accordingly, Icoworks Holdings is treated as the acquirer for accounting purposes, even though Icoworks is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Icoworks Holdings, but the type of share capital and number of issued and outstanding shares continue to reflect those of Icoworks. Therefore, our consolidated financial statements include the accounts of Icoworks Holdings and its legal subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation. Comparative figures reported in our financial statements for the three months ended September 30, 2002 are for Icoworks Holdings only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the June 30 year end of Icoworks Holdings to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December

31 year end. Due to the fact that we own less than 100% of Icoworks Holdings, our financial statements account for the minority interest in Icoworks Holdings that we do not own.

We acquired the business of Premier Auctions effective August 29, 2003. The results of operations of Premier Auctions for the period from August 29, 2003 to September 30, 2003 are included in our statements of operations and our statement of cash flows for the periods ended September 30, 2003. Our balance sheet at September 30, 2003 accounts for the acquisition of Premier Auctions.

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

We also earn fees charged for appraisals. Revenue from appraisals is recognized when work is completed and collection is reasonably assured.

Our revenues increased to $3,246,873 for the three months ended September 30, 2003, compared to $580,442 for the three months ended September 30, 2002. Our increase in revenues is attributable to the following factors:

1.
We have expanded the operations of Icoworks Holdings through the establishment of Icoworks Eastern in the Province of Ontario and the opening of a branch office in Surrey, British Columbia in our fiscal year ended June 30, 2003 and the acquisition of Premier Auctions in our fiscal quarter ended September 30, 2003. Our results of operations for the three months ended September 30, 2002 included only the results of operations of Icoworks Services, whereas results of operations for the three months ended September 30, 2003 include the results of operations of Icoworks Services, Icoworks Eastern (a 75% subsidiary of Icoworks Holdings) and Premier Auctions (for the period from August 29, 2003 to September 30, 2003).

2.
We have expanded the revenue generating operations carried out by Icoworks Holdings. Our revenues for the three months ended September 30, 2002 were comprised primarily of auction revenues attributable to the operations of Icoworks Services, whereas revenues for the three months ended September 30, 2003 include auction revenues attributable to the operations of Icoworks Services and Premier Auctions (for the period from August 29, 2003 to September 30, 2003) and held-for-sale revenues attributable to bought-deal sales conducted by Icoworks Eastern.

3.

The held-for-sale revenues attributable to bought-deal sales conducted by Icoworks Eastern increased substantially in our first quarter due to ongoing auctions of wood products and associated equipment and books that had been acquired as inventory in our fiscal year ended June 30, 2002. Revenues from Icoworks Eastern comprised approximately $2,632,000 of our revenues for the three months ended September 30, 2003 compared to nil for the three months ended September 30, 2002.

4.	The acquisition of Premier Auctions contributed revenue of approximately $188,000 for the three months ended September 30, 2003.

Revenues from Icoworks Services declined to approximately $426,000 for the three months ended September 30, 2003 from $580,422 for the three months ended September 30, 2002. Variations in our operating results on a quarter by quarter basis may in part be explained due to the nature of the auction business. Our auction business involves large sales of items through auctions. The scheduling of these large auction sales will impact on the timing of revenues earned and will result in quarter by quarter variations in revenues and consequent operating results.

Cost of Sales

Our cost of sales increased to $2,794,133 for the three months ended September 30, 2003 from $130,207 for the three months ended September 30, 2002. The increase in our costs of sales during our first quarter was primarily attributable to costs of sales in the approximate amount of $2,397,000 attributable to bought deal sales conducted by Icoworks Eastern during our first quarter. Cost of sales attributable to Icoworks Services increased to approximately $323,000 for the three months ended September 30, 2003 from $130,207 for the three months ended September 30, 2002. Costs of sales attributable to Premier Auctions was approximately $73,000.

Net Auction Revenue

Our net auction revenue was $452,740 for the three months ended September 30, 2003, compared to $450,235 for the three months ended September 30, 2002. Net auction revenue as a percentage of sales decreased to 14.0% for the three months ended September 30, 2003, compared to 77.6% for the three months ended September 30, 2002. The decrease in net auction revenue was in part attributable to the shift in our revenues from auction revenues to held for sale revenues. We experienced lower net auction revenues with respect to held for sale revenues due to the cost of acquisition of the inventory that is sold in held for sale revenues.

Other Revenue

Other revenue is comprised of revenues earned from appraisal services. Other revenues increased to $47,709 for the three months ended September 30, 2003 from $36,413 for the three months ended September 30, 2002. Other revenues for the three months ended September 30, 2003 included $41,751 of appraisal fees attributable to Premier Auctions. Other revenues attributable to DM International Appraisals, a wholly-owned subsidiary of Icoworks Holdings, decreased from $36,413 for the three months ended September 30, 2002 to $5,957 for the three months ended September 30, 2003. We expect that Premier Auctions will continue to contribute to increased appraisal revenue in the future as our previous appraisal revenues were limited to our Alberta operations.

Expenses

Our operating expenses increased to $1,245,077 for the three months ended September 30, 2003, compared to $664,071 for the three months ended September 30, 2002. The large increase in operating expenses is attributable to the following factors:

1.
The expansion of our operations into Ontario, Canada and British Columbia, Canada, from our initial base in Calgary, Alberta during our fiscal year ended June 30, 2003. As a result of this expansion, salaries and wages increased to $324,425 for the three months ended September 30, 2003 from $255,148 for the three months ended September 30, 2002. In addition, rent increased to $124,245 for the three months ended September 30, 2003 from $nil for the three months ended September 30, 2002;

2.
Our acquisition of Premier Auctions during our fiscal quarter ended September 30, 2003. Accordingly, our expenses for the three months ended September 30, 2003 include expenses attributable to the operations of Premier Auctions from August 29, 2003 to September 30, 2003;

3.
Our professional fees increased to $147,049 for the three months ended September 30, 2003 from $30,402 for the three months ended September 30, 2002 as a result of our becoming a reporting company under the Securities Exchange Act of 1934;

4.

We incurred financing fees in the amount of $149,250 during the quarter ended September 30, 2003, compared to nil for the three months ended September 30, 2003, as a consequence of our arranging financing for the acquisition of Premier Auctions.

We anticipate that our operating expenses will continue to increase as the operations of Premier Auctions are fully incorporated into our operating results and as we continue our expansion strategy.

Net Loss

Our net loss increased to $677,906 for the three months ended September 30, 2003, compared to $99,357 for the three months ended September 30, 2002. Our increased loss is primarily attributable to the increases to our operating expenses that were not off-set by increases in net revenues.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $1,503,260 as at September 30, 2003 compared to cash of $448,404 as at June 30, 2003. We had a working capital deficiency of $3,621,837 as at September 30, 2003 compared to a working capital deficiency of $1,562,863 as at June 30, 2003. Our working capital deficiency is the result of a number of factors including the expansion of operations and continuing losses. We anticipate that we will require additional funding in order to achieve profitable operations and to implement our plan of operations.

Financial Arrangements and Guarantees Used to Acquire Inventory

The amount of financial arrangements and guarantees used to acquire inventory outstanding was $4,453,715 as at September 30, 2003, compared to $2,449,626 as at June 30, 2003. This amount as at September 30, 2003 included a liability to the participants in the Icoworks Joint Venture bought deal fund, as discussed below, that was outstanding in the amount of $1,372.922 at September 30, 2003 and a liability in the amount of $2,000,000 owed in respect of the Icoworks US JV bridge loan facility that was obtained to enable Icoworks Holdings to acquire Premier Auctions. The balance of $1,080,793 was comprised of amounts that we had guaranteed to receivers and consignors with respect to goods to be auctioned by us where we have guaranteed a minimum sales price to the receivers and consignors. In these arrangements, we are at risk as to the ultimate sales price of the goods to be sold. Accordingly, the goods that are the subject of these arrangements are recorded by us as inventory.

Cash From Operating Activities

Cash provided by operating activities was $3,074,738 during the three months ended September 30, 2003, compared to cash used in operating activities in the amount of $120,169 during the three months ended September 30, 2002. We experienced a decrease in inventory in the amount of $1,219,871 during this quarter which included an amount of $728,288 in respect of a guarantee assumed in respect of acquisition of inventory.

Financing Activities

Cash provided by financing activities was $1,392,334 for the three months ended September 30, 2003 compared to cash provided by financing activities in the amount of $161,197 for the three months ended September 30, 2002. Cash provided by financing activities included proceeds of $2,000,000 from the Icoworks US JV bridge loan facility. Cash provided by financing activities included an offset in respect of the repayment of guarantees in the amount of $904,104 and an offset in respect of repayments to the Icoworks Joint Venture financial arrangement in the amount of $814,573.

We have access to a fund of capital in the amount of $2,295,616 through the Icoworks Joint Venture financial arrangement which we anticipate will be used to finance the acquisition of inventory and assets for resale on a project by project basis. These joint ventures financial arrangements and our obligations thereunder are described below under “Icoworks Joint Ventures”.

We anticipate that we will require additional financing in the amount of $500,000 over the next twelve months in order to fund our shortfall in cash used in operating activities. See discussion below under “Financing Requirements”.

Icoworks Joint Ventures

Icoworks Holdings has incorporated a subsidiary, Icoworks Joint Ventures Inc. (“Icoworks Joint Ventures”), for the purpose of acting as a bare trustee for participants who advance funds for the purpose of financing and selling bought deals. Icoworks Holdings and Icoworks Joint Ventures have entered into joint venture agreements with several initial participants. The purpose of the joint venture formed pursuant to the joint venture agreement is to provide a financing arrangement that will provide funding to enable us to purchase and resell various types of assets being liquidated in receiverships and bankruptcy on a “bought deal” basis. Assets purchased will be resold using the services of Icoworks Holdings. The joint venture will plan to generate profit by selling these assets at a higher price than the original purchase cost plus costs of sale. Under the joint venture agreements, Icoworks Holdings will carry out the purchase and sale of assets for each bought deal. Icoworks Joint Ventures has agreed to pay to Icoworks Holdings 3.5% of the gross sale price of the assets to compensate Icoworks Holdings for sale costs relating to the marketing, promotion and resale of the purchased assets. The gross profit, being the sale price of each completed sale, less acquisition costs, sale costs and any additional costs, will be distributed as follows:

(1)     65% to Icoworks Holdings, and
(2)     35% to be divided proportionately to each of the joint venture participants.

Icoworks Holdings has guaranteed a return to each joint venture investor of 15% per annum. The terms of the joint venture agreements are for a minimum of one year and a maximum of three years. Icoworks Holdings will report quarterly to the joint venture participants and distributions will be made on a quarterly basis of cash available for distribution. The joint venture participants will have the option to convert their investments in Icoworks Joint Ventures into shares of our common stock at any time within one year of their initial investment by the exercise of warrants granted to the participants at an amended exercise price of $0.54 per share. To date, a total of $2,295,616 has been made available by participants of which $1,372,922 was outstanding as of September 30, 2003. As at September 30, 2003, we would be liable for $344,342 in each of the twelve month periods ended June 30, 2004 and 2005 if we are required to pay the participants based on our guarantee obligation.

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

A total of $2,000,000 was advanced under the bridge loan facility during the three months ended September 30, 2003. Of the amount advanced, $1,500,000 was used to acquire the assets of Premier Auctions, $250,000 is planned to be used to acquire Santiago Classic Car Sales and the balance has been applied to working capital.

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

We conduct these sales where we, or in joint venture with others, temporarily acquire title to the goods. When these activities are conducted, the profits are divided between us and the joint venture partners on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, we may be required to fund the shortfall, as discussed above.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Ian Brodie. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal three months ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Changes in Securities

We did not complete any sales of our common stock without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during our fiscal quarter ended September 30, 2003, except as described below:

1.
We have agreed that the principal amount of the Icoworks US JV bridge loan facility in the amount of $2,000,000 is convertible into shares of our common stock at the price of $0.35 per share. This right of conversion was granted in reliance of Section 4(2) of the 1933 Act.

2.
We have amended our agreements with the joint venture investors in the Icoworks Joint Venture whereby we have agreed to issue do them warrants to purchase an aggregate of 4,018,518 shares of our common stock. Each warrant is exercisable at a price of $0.54 per share. All warrants will issued pursuant to Regulation S of the Securities Act of 1933 based on the representations of each investors that they are not “U.S. Persons”, as defined under Regulation S of the 1933 Act.

3.
In connection with our acquisition of Premier Auctions, we have agreed to issue an aggregate of 2,700,000 shares of common stock to the principal managers of our Premier Auctions business, Mr. Richie, Mr. Long and Mr. Felker, as part of their management compensation arrangements. It is contemplated that 25% of the shares will vest up-front and the remaining 75% will vest over a three year period. It is contemplated that these agreements will be incorporated into employment agreements with each of Mr. Richie, Mr. Long and Mr. Felker. No compensation shares have been issued to date. It is contemplated that the shares will be issued in reliance of Section 4(2) of the 1933 Act.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during our fiscal quarter ended September 30, 2003.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (3)

10.1	Form of share purchase agreement entered into between the registrant and the individual non-US shareholders of Icoworks, Inc. to acquire the majority interest. (2)

10.2	Management Services Agreement between Icoworks Holdings Inc. and Antares Investments Ltd. (4)

10.3	Release and Settlement Agreement between Icoworks Holdings Inc. and Network International (4)

10.4	Form of Joint Venture Agreement for Icoworks Joint Ventures (4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Filed as an Exhibit to our Form SB-2 registration statement originally filed on March 16, 2000, as amended.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 6, 2003.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB on June 20, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003 filed with the SEC on October 23, 2003.
(5)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

CURRENT REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during our fiscal quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOWORKS INC.

Date: November 19, 2003	By:	/s/ Ian Brodie

Ian Brodie, President
Chief Executive Officer
Chief Financial Officer and Principal
Accounting Officer