Form 10QSB
period 2003-12-31
ICOWORKS INC
filed 2004-02-27
CIK 1091293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period ________ to _______

Commission file number   000-33163

ICOWORKS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0609444
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

114 West Magnolia Street, Suite 400
Bellingham, WA 98225
(Address of principal executive offices)

(360) 392-3960
(Issuer’s telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,786,398 Shares of $0.001 par value Common Stock outstanding as of February 17, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

ICOWORKS INC

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

December 31, 2003

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31	June 30
	2003	2003
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$904,787	$448,404
Cash held in trust for consignors	818,977	-
Accounts receivable, less allowance
for doubtful accounts of $63,823 (2003 - $15,158)	534,042	562,953
Income taxes recoverable	920	920
Inventories	1,549,806	2,087,581
Prepaid expenses	108,047	59,734
Promissory notes	315,000	-
Other assets	-	1,012
Deferred tax assets less valuation allowance of 1,602,769
(June 30, 2003 - $1,236,107)	-	-
Total current assets	4,231,579	3,160,604

Equipment, net of accumulated depreciation	144,918	98,394
Land	370,000	-
Goodwill	1,109,850	-
Deferred financing costs, net	433,369	266,304

Total assets	$6,289,716	$3,525,302

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31	June 30
	2003	2003
	(unaudited)	(audited)
Continued

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Bank overdraft	$-	$74,492
Accounts payable and accrued liabilities	1,431,369	1,019,408
Trust liabilities	899,559	-
Advances payable	175,874	129,486
Obligation to issue shares	200,000	-
Financial arrangements and guarantees used to acquire inventory	3,480,176	2,449,626
Due to related parties	1,472,547	1,050,455

Total current liabilities	7,659,525	4,723,467

Preferred shares to be issued	300,000	300,000
Total liabilities	7,959,525	5,023,467

Minority interest	(308,143)	(235,476)

Contingent liabilities

Deficiency in assets
Capital stock
Authorized
100,000,000 common shares with a par value of $ 0.001
10,000,000 preferred shares with a par value of $ 0.001
Issued and outstanding
13,786,398 common shares (2003 – 12,886,398)	13,786	12,886
Additional paid-in capital	3,330,196	2,388,650
Accumulated other comprehensive loss	(59,943)	(42,327)
Deficit	(4,645,705)	(3,621,898)

Total deficiency in assets	(1,361,666)	(1,262,689)

Total liabilities and deficiency in assets	$6,289,716	$3,525,302

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
(unaudited)

	Three months ended		Six months ended
	December 31		December 31
	2003	2002	2003	2002

SALES	$7,966,775	$42,941	$11,213,648	$623,383
COST OF SALES	6,571,765	239,017	9,365,898	369,224
NET AUCTION REVENUE	1,395,010	(196,076)	1,847,750	254,159
OTHER REVENUE	21,627	15,337	69,336	51,750
NET REVENUE	1,416,637	(180,739)	1,917,086	305,909
EXPENSES
Depreciation and amortization	9,553	74,686	19,248	138,401
Bad debts	61,372	-	61,372	-
Bank charges and interest	151,550	3,953	242,178	34,207
Consulting	155,892	-	186,192	-
Entertainment and promotion	22,403	17,989	29,395	21,360
Financing fees	418,148	-	605,648	-
General and administrative	559,479	7,592	1,186,521	354,337
Office and miscellaneous	307,918	9,457	433,954	229,443
Rent	164,329	-	288,574	-
Travel and related	68,517	-	111,156	-
	1,919,161	113,678	3,164,238	777,748
Income (loss) before minority interest in net gain (loss)
of subsidiaries	(502,524)	(294,417)	(1,247,152)	(471,839)

Minority interest in net gain (loss) of subsidiaries	22,054	(66,311)	72,667	11,755
Loss before other items and income taxes	(480,469)	(360,728)	(1,174,485)	(460,084)

OTHER ITEMS
Foreign exchange loss	(87,583)	-	(86,242)	-
Interest income (expense)	(8,291)	504	6,478	504
Net proceeds on insurance claim	230,516	-	230,516	-
Loss on sale of assets	(74)	(4,184)	(74)	(4,184)
Gain on sale of available for sale equity securities	-	8,588	-	8,588
	134,568	4,908	150,678	4,908

Loss before income taxes	(345,901)	(355,820)	(1,023,807)	(455,176)

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
(unaudited )

	Three months ended		Six months ended
	December 31		December 31
	2003	2002	2003	2002

Loss before income taxes (continued)	(345,901)	(355,820)	(1,023,807)	(455,176)
Income taxes (recovery)	-	-	-	-

Net loss	(345,901)	(355,820)	(1,023,807)	(455,176)

Cumulative foreign currency translation adjustment	(47,209)	-	(17,616)	-

Comprehensive loss	$(393,110)	$(355,820)	$(1,041,423)	$(455,176)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.08)	$(0.09)

Weighted average number of common shares
outstanding, basic and diluted	13,134,224	6,311,663	13,010,311	5,000,604

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Six months ended
	December 31
	2003	2002

CASH FROM OPERATING ACTIVITIES
Net loss	$(1,023,807)	$(455,176)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Accrued finders fees	200,000	-
Accrued interest	250,555
Accrued management fees due to a related party	51,000	102,000
Amotization of warrants	254,935	-
Bad debts	61,372	-
Compensation cost on options granted	86,000	-
Depreciation and amortization	19,248	101,531
Loss on sale of marketable securities	-	(8,588)
Loss on sale of assets	-	4,184
Minority interest	(72,667)	(11,755)
Net proceeds on fire insurance claim	(230,516)	-
Shares issued for consulting services	11,000	42,200
Shares issued for financing fees	-	61,019
Changes in assets and liabilities:
Decrease in accounts receivable	(11,401)	(32,794)
(Increase) decrease in inventories	1,204,779	-
(Increase) decrease in prepaid expenses	(48,313)	-
Decrease in other assets	1,012	-
Increase (decrease) in accounts payable and accrued liabilities	262,026	(36,394)
Increase in trust liabilities	899,559	-
Increase in advances payable	46,388	-

Net cash provided by (used in) operating activities	1,961,170	(233,773)

CASH FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(8,527)
Sale of available for sale equity securities	-	20,982
Sale of fixed assets	-	13,967
Purchase of subsidiary	(1,500,000)	-
Purchase of equipment	(58,856)	(36,346)

Net cash provided by (used in) investing activities	(1,558,856)	(9,924)

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES
(formerly Paragon Polaris Strategies.com, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Six months ended
	December 31
	2003	2002

Continued…

CASH FROM FINANCING ACTIVITIES
Issuance of common shares, less share issuance costs	-	88,415
Proceeds from trust assets	-	24,373
Increase (decrease) in due to related parties	371,092	121,742
Repayments of financial arrangements	(2,700,401)	-
Proceeds received from financial arrangements	4,846,745	-
Repayments of guarantees used to acquire inventory	(1,552,282)	-

Net cash provided by (used in) financing activities	965,154	234,530

Effect of foreign exchange on cash and cash equivalents	(17,616)	-

Change in cash and cash equivalents during the period	1,349,852	(9,166)

Cash and cash equivalents, beginning of the period	373,912	134,523

Cash and cash equivalents, end of the period	$1,723,764	$125,357

Cash and cash equivalents, end of the period consists of the following:
Cash held at banks	$904,787	$125,356
Cash held in trust for consignors	818,977	-
	$1,723,764	$125,356

Cash paid for:
Interest	$-	$11,395.00
Income taxes	-	-

Supple mental disclosure with re spect to cash flows (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

1.

HISTORY OF THE COMPANY

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

Icoworks Holdings is a Nevada corporation whose principal business activity consists of the conduct of customized auctions for corporate assets such as wholesale and retail inventories, used industrial equipment and other related goods. During the year ended June 30, 2002, and prior to the acquisition of the Company, Icoworks Holdings purchased all the issued and outstanding capital stock of two companies, Icoworks Services Ltd. ("Icoworks Services") and DM International Appraisals & Consulting Ltd. Icoworks Holdings also has two other subsidiaries, being Icoworks Eastern Ltd. and Icoworks Joint Venture Ltd. Icoworks Joint Venture Ltd. is a bare trustee corporation with no assets or liabilities, which was formed for the sole purpose of holding assets on behalf of a number of participants. On August 29, 2003, Icoworks Holdings acquired Premier Auctioneers International Inc. (Note 5).

Interim reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the six-month period ended December 31, 2003, are not necessarily indicative of the results to be expected for the year ending June 30, 2004.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

2.

GOING CONCERN

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

	December 31	June 30
	2003	2003

Net loss	$(1,023,807)	$(1,790,551)
Accumulated deficit	(4,645,705)	(3,621,898)
Working capital (deficiency)	(3,427,946)	(1,562,863)

3.

BASIS OF PRESENTATION

These interim statements have been completed using the same accounting policies and measurement criteria as those utilized in the preparation of the Company's audited financial statements dated June 30, 2003, and should be read in conjunction with these annual statements, which provide information on the Company's accounting policies and more comprehensive note disclosures of certain financial statement line items. Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

4.

BUSINESS COMBINATION WITH ICOWORKS HOLDINGS

On November 20, 2002, the Company entered into an agreement to merge with Icoworks Holdings. On February 20, 2003, the Company acquired a 56% interest in Icoworks Holdings (subsequently reduced to 53% as at December 31, 2003 through the issuance of 164,500 additional shares of Icoworks Holdings) through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. stockholders and, accordingly, the Company is considered to be the legal acquirer. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings and therefore, Icoworks Holdings is considered the accounting acquirer.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

4.

BUSINESS COMBINATION WITH ICOWORKS HOLDINGS (continued)

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

5.

ACQUISITIONS

Acquisition of Premier Auctioneers International Inc.

On August 29, 2003, the Company acquired the business of Premier Auctioneers International Inc. (“Premier”) and certain lands related to Premier’s auction business from Network International (“Network”). The purchase price of the acquisition was $1,500,000 and agreement to repay certain expenses of Network that had been incurred to prepare for several auctions that were held in September 2003. Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier. These shares will be issued over a three-year period as follows: i) 25% on closing of the acquisition (which had not been issued as of December 31, 2003); and ii) 25% on each of the first, second and third anniversary dates of the closing subject to the employees continued employment with Premier. The shares will be valued at the fair value based on market value on the date of closing and the subsequent anniversary dates and the Company will record a compensation expense equal to the fair value.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

5.

ACQUISITIONS (continued)

The acquisition of Premier has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of Premier from the date of acquisition.

The total purchase price of $1,500,000 was allocated as follows:

	Land	$370,000
	Office equipment	6,916
	Account receivable	21,060
	Accounts payable	(7,826)
	Goodwill	1,109,850
		$1,500,000

Acquisition of Santiago Custom and Classic Car Auctions Inc.

On September 9, 2003, the Company agreed to purchase the business of Santiago Custom and Classic Car Auctions Inc. for $250,000. The transaction was completed on January 21, 2004.

Acquisition of R.T. Components

During the period ended December 31, 2003, the Company purchased 100% of the outstanding shares of R.T. Components for the sole purpose of liquidating and winding up the Company. The purchase price was $557,333 (CDN$752,623).

6.

CASH HELD IN TRUST FOR CONSIGNORS

The Company is holding cash in trust of $818,977 for consignors of two auctions held by Premier prior to December 31, 2003, to discharge the trust liabilities in the amount of $892,863 as disclosed in the liabilities for the Company which includes amounts due to consignors, reimbursable expenses incurred by the Company and commissions on sales made by the Company. The difference between the trust liabilities and the cash held in trust represents cash that belongs to the Company in the cash held in trust account that has been transferred out by the Company while certain non-trust liabilities relating to the Company have not been paid off.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

7.	INVENTORIES

	December 31,	June 30,
	2003	2003

Wood products and associated equipment	$1,046,384	$1,615,519
Industrial fabrication equipment	48,089	-
Vehicle	13,000	-
Books	333,845	467,618
Miscellaneous and other goods held for resale	108,488	4,444
	$1,549,806	$2,087,581

During the three-month period ended September 30, 2003, certain associated equipment held for resale with a book value of $111,285 was destroyed in a fire. Settlement of the insurance claim under the receiver's insurance coverage resulted in a reduction of the Company's guarantee to the receiver of $341,800 as at December 31, 2003, and a corresponding net gain of $230,515 during the three-month period ended December 31, 2003.

8.

PROMISSORY NOTES

During the three-month period ended December 31, 2003, the Company received promissory notes totalling $315,000 as consideration for 900,000 stock options issued to a consultant of the Company. Prior to December 31, 2003, the 900,000 stock options were exercised (Note 15) and subsequent to December 31, 2003, the promissory notes were sold (Note 22).

9.	EQUIPMENT

	December 31, 2003
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value

Auction equipment	34,720	12,492	22,228
Automotive equipment	53,839	23,021	30,818
Computer equipment	41,128	26,837	14,291
Computer software	25,247	10,554	14,693
Leasehold improvements	13,104	2,445	10,659
Office equipment	56,490	12,749	43,741
Sign	7,584	2,802	4,782
Tools and equipment	16,132	12,426	3,706

	$248,244	$103,326	$144,918

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

9.	EQUIPMENT (continued)

			June 30, 2003
			Accumulated
			Depreciation and	Net Book
		Cost	Amortization	Value

	Auction equipment	$16,977	$9,294	$7,683
	Automotive equipment	50,111	18,523	31,588
	Computer equipment	32,842	24,999	7,843
	Computer software	25,247	6,608	18,639
	Leasehold improvements	13,104	935	12,169
	Office equipment	20,977	9,568	11,409
	Sign	7,584	2,170	5,414
	Tools and equipment	15,630	11,981	3,649

		$182,472	$84,078	$98,394

10.

DEFERRED FINANCING COSTS

During the year ended June 30, 2003, the Company issued 1,531,029 warrants to an investor group that has made available to the Company funds totaling $2,398,638 (CDN$3,100,000). These warrants were exercisable at $0.71 per warrant and expire on March 28, 2005. As the warrants were considered to be a separate financial instrument separate from the debt, the Company reflected $228,054 in the consolidated balance sheets, being the fair value calculated using the Black-Scholes option pricing model of $306,000, less accumulated amortization of $77,946 as at September 30, 2003.

During the three-month period ended December 31, 2003, the Company amended its agreement with the investor group increasing the number of warrants to 4,018,518 from 1,531,029. These warrants expire on June 30, 2004 and have an exercise price $0.54 per warrant. The revised fair value of the warrants calculated using the Black-Scholes option pricing model is $185,000. At December 31, 2003, the Company has amortized $113,631, including $38,250 from the original valuation of the warrants, and the balance of $71,369 will be amortized over the remaining life of the warrants, which is six months.

The total amortization charge to operations for the six-month period ended December 31, 2003, relating to these warrants is $73,935.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

10.	DEFERRED FINANCING COSTS (continued) The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk free interest rate	3.0% - 4.0%
Dividend yield rate	0.0%
Volatility	45.0 – 66.3%
Weighted average expected life of warrants	9 months

11.

ADVANCES PAYABLE

Advances payable consist of working capital loans that have been advanced from time-to-time from third parties. These working capital loans are unsecured, non-interest bearing and have no fixed terms of repayment other than these working capital loans are expected to be repaid as cash is available.

12.	FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY

	December 31,	June 30,
	2003	2003

Financial arrangements	$2,127,029	$1,243,017
Guarantees used to acquire inventory	1,353,147	1,206,609

	$3,480,176	$2,449,626

a)

Financial arrangements

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

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

12.	FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY (continued)

	a)	Financial arrangements (continued)

Canadian financial arrangement (CDN$3.1 million) (continued)

The Company would be liable for a minimum of $359,796 (CDN$465,000) on guaranteed payments in each of the 12-month periods ended June 30, 2004 and 2005 based on $2,398,638 (CDN$3,100,000) being made available by the participants as at June 30, 2003.

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

The minimum return to the participants will be accrued at a rate of 3% per month commencing the date funds were advanced by the participants and became due and payable commencing November 15, 2003 and thereafter. At December 31, 2003, charges in the amount of $250,555 have been accrued. No payment has been paid as at December 31, 2003.

The financing is documented by a promissory note and secured by proceeds of any warrants exercised by financial participants, a guarantee of and postponements of claims from Icoworks Holdings from its subsidiaries, pledge of shares of any corporation acquired and a mortgage on certain lands held by Premier.

In addition, advances made by participants under the arrangement may be converted to common shares by exercise of 5,714,282 warrants at $0.35 any time up until June 30, 2004. The fair value of the warrants calculated using the Black-Scholes option pricing model is $543,000. At December 31, 2003, the Company has amortized $181,000 and the balance of $362,000 will be amortized over the remaining life of the warrants, which is six months. The total amortization charge for the six-month period ended December 31, 2003, relating to these warrants is $181,000.

The bridge loan is repayable on or before February 28, 2004. Subsequent to December 31, 2003, the Company extended the maturity date to June 30, 2004 by agreement. The Company intends to seek additional financing to retire this loan.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

12.	FINANCIAL ARRANGEMENTS AND GUARANTEES USED TO ACQUIRE INVENTORY (continued)

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

13.	DUE TO RELATED PARTIES

		December 31,	June 30,
		2003	2003

	Advances due to directors, unsecured, non-interest bearing, no fixed
	terms of repayment.	$368,561	$195,274

	Management fees due to a company related by common ownership
	and a common director, unsecured, non-interest bearing, no fixed
	terms of repayment.	413,086	362,087

	Advances due to a company controlled by common management,
	unsecured, non-interest bearing, no fixed terms of repayment	141,648	111,378

	Payment due to the former shareholders of Icoworks Services,
	unsecured, non-interest bearing, no fixed terms of repayment.	61,704	132,404

	Due to shareholders	260,564	173,499

	Advances due to a company related by common ownership and a
	common director, unsecured, bearing interest at prime plus 1%, due	76,984	75,813
	on demand.

		$1,472,547	$1,050,455

14.

PREFERRED SHARES TO BE ISSUED

During the year ended June 30, 2003, the Company entered into an agreement to issue 30,000 Series A preferred shares as part of an offering of 300,000 shares. Each Series A preferred share has a face value of $10.00 per share, and;

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

14.	PREFERRED SHARES TO BE ISSUED (continued)

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

The Series A preferred shares result in a quarterly obligation to pay dividends of $7,500 ($30,000 annually). If converted, the Series A preferred shares, which are yet to be issued, would have resulted in the issue of 40,000 shares of common stock. At December 31, 2003 $22,500 has been accrued as dividends payable and no dividends have been paid to date.

The obligation to issue these shares is shown as a liability on the consolidated balance sheet at December 31, 2003 (Note 22).

15.

COMMON STOCK

On August 6, 2003, 142,500 common shares of Icoworks Holdings at a price of $0.75 for each common share, were issued to Panther Industries as compensation for services rendered in the amount of $107,000 in relation to assistance in establishing the financial arrangements.

On September 10, 2003, 22,000 common shares of Icoworks Holdings at a price of $0.50 for each common share were issued to Canberra Financial Services, Inc. as a bonus in the amount of $11,000 pursuant to an October 31, 2000 financial services agreement.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

15.

COMMON STOCK (continued)

On December 3, 2003 and December 11, 2003, 600,000 and 300,000 common shares of the Company, respectively, were issued upon the exercise of 900,000 stock options at a price of $0.35 for each common share.

Warrants

At December 31, 2003, the Company had warrants that were outstanding enabling holders to acquire the following shares of common stock:

Number of Shares	Exercise Price	Expiry Date

4,018,518	$0.54	June 30, 2004
5,714,282	$0.35	June 30, 2004

At December 31, 2003, Icoworks Holdings had warrants that were outstanding enabling holders to acquire the following shares of common stock:

Number of Shares	Exercise Price	Expiry Date

21,000	$1.50	December 27, 2004
1,500,000	$1.50	January 8, 2005

Stock options At December 31, 2003, Icoworks Holdings had options that were outstanding enabling holders to acquire the following shares of common stock:

Number of Shares	Exercise Price	Expiry Date

200,000	$1.00	November 12, 2007

Generally, the stock options have a life of five years and vest equally on each anniversary date over a three year period.

At December 31, 2003, 66,667 stock options had vested, none had expired and 900,000 options were exercised. During the period ended December 31, 2003, the Company also cancelled 150,000 options.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

15.	COMMON STOCK (continued) The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk free interest rate	3.0%
Dividend yield rate	0.0%
Volatility	66.3%
Weighted average expected life of options	1 year

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	December 31,	December 31,
	2003	2002

Net loss, as reported	$(1,023,807)	$(455,176)

Add: Total stock-based employee compensation expense
included in loss, as reported determined under APB 25, net of	-	-
related tax effects

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(9,348)	-

Pro-forma net loss	$(1,033,155)	$(455,176)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.09)

Basic and diluted net loss per share, pro-forma	$(0.08)	$(0.09)

16.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these consolidated financial statements, the Company entered into the following transactions with related parties during the period ended December 31, 2003:

	a)	Paid or accrued management fees of $51,000 (2002 – $102,000) to a company related by common ownership and a common director.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

16.	RELATED PARTY TRANSACTIONS (continued)

	b)	Paid or accrued rent of $92,602 (2002 – $103,109) to a company controlled by employees who were previously directors of Icoworks Services.

	c)	Paid or accrued financing fees of $Nil (2002 – $21,359) to a company related by common ownership and a common director.

	d)	Paid or accrued consulting expenses of $Nil (2002 – $46,350) to companies related by common ownership and directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

17.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS The significant non-cash transactions during the six-month period ended December 31, 2003, consisted of the following:

	a)	The Company acquired inventory of $126,029 through the assumption of guarantees used to acquire inventory of the same amount.

	b)	The Company issued 142,500 common shares of it's subsidiary Icoworks Holdings for settlement of accounts payable of $107,000.

	c)	The Company received a promissory note of $315,000 for the exercise of 900,000 share purchase options.

18.

CONTINGENT LIABILITIES

Icoworks Services was named as a defendant in a statement of claim relating to the purchase of certain equipment Icoworks Services considered to be in poor condition. Consequently, Icoworks Services accrued a liability of $63,530 relating to this claim in a prior year’s financial statements. During the year ended June 30, 2002, the claim was settled in favor of Icoworks Services, however the plaintiff appealed the ruling. Management believes the appeal has no merit and, as a result, the $63,530 contingent liability previously recorded was reversed during the year ended June 30, 2002. As at December 31, 2003, the appeal has not been resolved.

Icoworks Services has been named as a defendant in a statement of claim relating to the termination of two employees in the amount of $80,987 and $50,906 respectively plus related expenses, subsequent to December 31, 2003. Further the Company was named as a defendant in a counter claim related to the acquisition of Premier subsequent to December 31, 2003. No provision has been made in the books of Icoworks as management believes the claims have no merit and intends to defend them vigorously.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

19.	COMMITMENTS Unless disclosed elsewhere in these consolidated financial statements, the Company has the following commitments at December 31, 2003:

	a)	Pay management fees of $17,000 per month, plus all reasonable out-of-pocket disbursements, to a company related by common ownership and a common director.

b)
Pay consulting fees relating to assistance with investor relation services to a company related by common ownership. The agreement required a payment of $25,000 upon signing (paid) and a payment of $125,000 upon completion of all services. At December 31, 2003, $100,000 of the $125,000 of services remained to be performed.

	c)	Issue 79,780 shares of common stock to various brokers as compensation for arranging private placements during the year ended June 30, 2002.

	d)	Pay minimum lease payments for premises of approximately $99,000 per annum, including common area costs, under an operating lease expiring February 2008.

	e)	Pay future annual operating lease payments for equipment and other office premises as follows:

		2004	$67,499
		2005	$64,842
		2006	$47,919
		2007	$22,716
		2008	$11,259

	f)	Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier (Note 4).

20.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, income taxes recoverable, promissory notes, other assets, bank overdraft, accounts payable and accrued liabilities, advances payable, financial arrangements and guarantees issued to acquire inventory and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

20.

FINANCIAL INSTRUMENTS (continued)

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

21.

SEGMENT INFORMATION

Notwithstanding that the Company may operate certain assets it acquires while it holds the goods for resale, the Company conducts operations in one reportable segment, being the conduct of customized auctions, in Canada and the USA. Prior to August 29, 2003, the Company operated in one geographical segment that being Canada. During the six-month period ended December 31, 2003, the Company's breakdown by geographical segment was as follows:

	Geographic Information

	Canada	USA	Totals

Revenues	$10,385,287	$828,361	$11,213,648
Long lived assets	$110,795	$387,123	$494,918

22.	SUBSEQUENT EVENTS Subsequent to December 31, 2003, the Company entered into the following transactions:

a)
On January 2, 2004 the board of directors was changed and as consideration for undertaking these positions the Company has agreed to issue 800,000 common shares of the Company, being 200,000 common shares to each of the new directors. The share grant has a vesting schedule of 50,000 common shares upon signing and the balance vest on the anniversary date equally over the next three years.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

22.	SUBSEQUENT EVENTS (continued)

b)
On January 2, 2004, a subsidiary of the Company, Icoworks Holdings, executed a promissory note in exchange for cash received of $500,000 whereby the holder is entitled to convert the promissory note to approximately 40% of the total common shares of Icoworks Holdings. This conversion would further reduce the Company’s ownership of Icoworks Holdings from approximately 53% as at December 31, 2003 to approximately 32%. Concurrent with the execution of this promissory note, the holder postponed a prior security interest on certain property held by the Company to allow the Company to mortgage the property for proceeds of $250,000.

c)
On January 9, 2004, the Company executed promissory notes to settle certain of its debts with related parties totalling $139,000. The promissory notes are due on or before June 30, 2006 and bear interest at a rate of 4% per annum.

d)	On January 16, 2004 the Company issued 437,773 common shares of Icoworks Holdings to Panther Industries as finders fees.

e)
On January 21, 2004, the Company completed the purchase of the business of Santiago Custom and Classic Car Auctions Inc. for $250,000 of which 225,000 was paid in cash and $25,000 will be paid by the delivery of 100,000 common shares of the Company.

f)

On January 26, 2004, the Company cancelled the agreement to pay management fees of $17,000 per month, plus all reasonable out-of-pocket disbursements, to a company related by common ownership and a common director effective September 30, 2003. No management fees were accrued in respect of this agreement during the three-month period ended December 31, 2003. The management fees owing of $413,086 plus other related party amounts advanced of $222,882 owing by the Company at December 31, 2003 will be settled for a total consideration of 1,817,052 common shares of the Company at $0.35 per share.

g)
On February 4, 2004, the Company agreed to issue 610,000 common shares in exchange for the 25% of the total common shares of Icoworks Eastern not already held by Icoworks Holdings. This share exchange agreement remains subject to the completion of certain conditions.

h)
On February 11, 2004, the Company entered into agreements to settle certain of its debts with related parties totalling $500,912 through the issuance of 1,431,179 common shares of the Company at $0.35 per common share.

i)
On February 13, 2004, the Company sold promissory notes totalling $315,000 received by the Company prior to December 31, 2003 (Note 8) to related parties to settle certain of its debts with these related parties.

ICOWORKS, INC. AND SUBSIDIARIES (formerly Paragon Polaris Strategies.com, Inc) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) December 31, 2003 (unaudited)

22.

SUBSEQUENT EVENTS (continued)

The Company has also agreed in principle to issue 600,000 common shares and 600,000 options, exercisable at $0.35 per share, to the Company’s president and chief operating officer. These common shares will be released and the options will vest at various stages over a three year period from the date an employment agreement is signed. No definitive agreement has been executed to date.

Further, the Company intends to enter into a new merger agreement to complete the acquisition of the minority interest of Icoworks Holdings as the terms of the original merger agreement expired (Note 4). Based on preliminary negotiations relating to the proposed merger agreement, the Company intends to issue commons shares of the Company to the shareholders of Icoworks Holdings, who would own approximately 66.6% of the total outstanding shares of Icoworks Holdings at the proposed date of the merger, provided that immediately prior to the consummation of the merger, certain events are completed including, but not limited to, the following:

	•	The holder of a promissory note converts the promissory note into approximately 40% of the total common shares of Icoworks Holdings (see a) above).

	•	The share exchange agreement relating to the acquisition of the minority interest of Icoworks Eastern is completed (see f) above).

	•	The preferred shares to be issued in the amount of $300,000 plus accrued but unpaid dividends in the amount of $15,000 as December 31, 2003 are converted into common shares of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC including our Annual Report on Form 10-KSB for the year ended June 30, 2003. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Icoworks Inc. (formerly Paragon Polaris Strategies.com Inc.) (“We”, “Icoworks” or the “Company”) is engaged in the auction and asset realization business through our investment in 50.5% of the outstanding stock of Icoworks Holdings, Inc., a Nevada corporation (“Icoworks Holdings”).

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

Icoworks Holdings completed the acquisition of Premier Auctions, a Texas and Oklahoma based auction business specializing in the oil and gas equipment industry on August 29, 2003. Icoworks Holdings completed the acquisition of Santiago Classic Car Auctions, a New Mexico based auction business specializing in classic automobiles, in January 2004.

We do not have any business or subsidiaries other than our 50.5% interest in Icoworks Holdings.

PRESENTATION OF FINANCIAL INFORMATION

We completed the acquisition of a 56% interest in Icoworks Holdings effective February 20, 2003. Our interest in Icoworks Holdings has subsequently been diluted to a 50.5% interest. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which result in Icoworks Holdings acquiring Icoworks for accounting purposes. Accordingly, Icoworks Holdings is treated as the acquirer for accounting purposes, even though Icoworks is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Icoworks Holdings, but the type of share capital and number of issued and outstanding shares continue to reflect those of Icoworks. Therefore, our consolidated financial statements include the accounts of Icoworks Holdings and its legal subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation. Comparative figures reported in our financial statements for the six months ended December 31, 2002 are for Icoworks Holdings only. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the June 30 year end of Icoworks Holdings to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end. Due to the fact that we own less than 100% of Icoworks Holdings, our financial statements account for the minority interest in Icoworks Holdings that we do not own.

We acquired the business of Premier Auctions effective August 29, 2003. The results of operations of Premier Auctions for the period from August 29, 2003 to December 31, 2003 are included in our statements of operations and our statement of cash flows for the periods ended December 31, 2003. Our balance sheet at December 31, 2003 accounts for the acquisition of Premier Auctions.

RECENT CORPORATE DEVELOPMENTS

We have recently taken a number of steps in connection with the reorganization of our business and our corporate structure. These material corporate developments are summarized as follows:

1.

Changes To Our Officers And Directors

Mr. Ian Brodie, our former president and sole director, resigned as a director and officer on January 2, 2004. Concurrently with his resignation, Mr. J. Graham Douglas was appointed as a director and as our chief executive officer and chief financial officer. Mr. Douglas has been the president and a director of Icoworks Holdings for several years. In addition, Mr. Michiel Diening was appointed to our board of directors and has been appointed as our president and chief operating officer. In addition, Mr. Diening has been appointed as president and chief operating officer of Icoworks Holdings. Mr. Diening is a professional engineer and has directed and managed international business units of several multi-national corporations.

Subsequent to the appointment of Mr. Douglas and Mr. Diening to the board of directors, Mr. Thomas Butt, Mr. Crawford Shaw, Mr. B.B. Tuley and Mr. Gerry Lindberg were appointed to the board of directors. Mr. Butt is a health care management consultant with substantial experience in design, building and processing management practices. Mr. Shaw is an attorney and a member of the firm of Sonfield and Sonfield, a law firm based in Houston, Texas, with extensive experience in commercial law, corporate finance and litigation. Mr. Tuley is a certified public accountant with experience in managing and consulting with companies in a wide range of industries. Mr. Lindberg is a seasoned sales executive with experience in a number of successful start up businesses.

Our board of directors is now comprised of the following individuals:

- J. Graham Douglas
- Michiel Diening
- Thomas Butt
- Crawford Shaw
- B.B. Tuley
- Gerry Lindberg

Our executive officers are now comprised of the following individuals:

- J. Graham Douglas, Chief Executive Officer and Chief Financial Officer
- Michiel Diening, President and Chief Operating Officer

2.

Termination of Antares Investment Management Contract

We entered into an agreement dated January 26, 2004 with Mr. J. Graham Douglas and Antares Investments Inc., a company controlled by Mr. Douglas, and several additional parties. Pursuant to this agreement, Antares has agreed that its management agreement that provides for payment of $17,000 per month in consideration for the provision of the services of Mr. Douglas has been terminated. In addition, Antares agreed to settle any and all outstanding debts owed to it by us and Icoworks Holdings in consideration for the issuance by us of shares of our common stock based on a price of $0.35 per share. Based on this agreement, Antares agreed to assign to us indebtedness of $413,086 owed to Antares by Icoworks Holdings in consideration of the issuance by us of 1,180,200 shares of our common stock. In addition, Antares assigned an additional $222,282 of indebtedness to us in consideration of our agreement to issue an additional 636,852 shares of our common stock to Antares. We have not issued these shares as of this date.

Mr. Douglas has agreed to continue to act as our chief executive officer until the completion of our contemplated merger with Icoworks Holdings, at a total compensation of $5,000 per month, plus reasonable expenses. Mr. Douglas has also agreed during this time to act as our chief executive officer for nominal additional consideration.

3.	Series A Preferred Stock

In our fourth quarter ended June 30, 2003, we completed a financing with a non-U.S. investor for proceeds of $300,000 pursuant to which we agreed to issue 30,000 shares of our preferred stock, which was to be designated as “Series A Preferred Shares”. Each Series A Preferred Share was to be issued for each $10.00 advanced and was to be convertible into shares of our common stock at a rate of one share for each $0.75 of preferred shares converted. We have entered into negotiations with the investor who has indicated to us his agreement to exchange the $300,000 of Series A Preferred Shares to be issued, plus accrued and unpaid dividends in the amount of $22,500, in consideration of the issuance by us to the investor of 1,290,000 shares of our common stock. This settlement is based on an agreed price of $0.25 per share of common stock. To date, no formal agreement has been executed with the investor and the 1,290,000 shares have not been issued.

4.	Panther Industries

Icoworks Holdings entered into a financing agreement with Panther Industries whereby it agreed to pay a fee equal to 10% of any monies raised by Panther, which would be available to Icoworks Holdings for a period of one year or more. This agreement was entered into in April 2003. The fee is payable in shares of Icoworks Holdings common stock. Pursuant to this agreement, Icoworks Holdings has issued an aggregate of 665,773 shares in respect of financings obtained by Icoworks Holdings which has resulted in dilution of our interest in Icoworks Holdings to 50.5%. Of these shares, 285,714 and 152,059 shares were issued subsequent to December 31, 2003 in connection with the $2,000,000 bridge loan financing and the $500,000 Ian de Bie financing, discussed below in Paragraph 6.

5.	Acquisition of Santiago Sports and Classics Collector Car Auctions

Icoworks Holdings completed the acquisition of 100% of Santiago Sports and Classics Collector Car Auctions in January 2004. The total purchase price paid $250,000, of which $225,000 was paid in cash and $25,000 will be paid by delivery of 100,000 shares of our common stock to Mr. Rocky Santiago, the former owner of Santiago Sports and Classics Collector Car Auctions. These shares have not been issued to date. The $100,000 necessary to enable Icoworks Holdings to complete this acquisition was advanced to us as part of the Ian de Bie financing, as described below. The closing of the acquisition was effective January 5, 2004.

We have agreed to issue 100,000 shares of our common stock to Icoworks Holdings in consideration of the issuance of 50,000 shares of Icoworks Holdings common stock to us. Icoworks Holdings will deliver the 100,000 shares of our common stock to Mr. Santiago as completion of payment of the purchase price.

6.	Icoworks Holdings Convertible Note Financing

Icoworks Holdings entered into a financing arrangement with Mr. Ian de Bie on January 6, 2004. Under the terms of this agreement, Mr. Ian de Bie has advanced $500,000 to Icoworks Holdings as a convertible loan. The loan is evidenced by a promissory note in the principal amount of $500,000. The note is repayable by Icoworks Holdings on demand of Mr. de Bie. In addition, Mr. de Bie has the right before demand at any time to convert the principal amount of the indebtedness into shares of Icoworks Holdings, representing 40% of the outstanding shares of Icoworks Holdings at the time of conversion. In addition, Mr. de Bie has agreed to convert the indebtedness under the promissory note into shares of Icoworks Holdings immediately prior to the contemplated merger of Icoworks Inc. and Icoworks Holdings, such that Mr. de Bie will receive shares of our common stock upon completion of the merger.

The financing arrangement between Icoworks Holdings and Mr. de Bie has the potential to substantially dilute our ownership interest in Icoworks Holdings. Based on our current ownership of Icoworks Holdings, our interest in Icoworks Holdings will be diluted to approximately 32% in the event that Mr. de Bie converts his promissory note.

The financing with Mr. de Bie was arranged by us to address a shortfall of operating cash in Icoworks Holdings. Icoworks Holdings was unable to meet its short term obligations, including payment of interest on the $2,000,000 bridge loan financing obtained by Icoworks Holdings to enable it to acquire Premier Auctions in August 2003. The lenders under this bridge loan financing include private companies controlled by Mr. de Bie and Mr. Butt, one of our directors. This accrued interest was outstanding in the amount of $250,555 as at December 31, 2003. As a result of the completion of this financing, Icoworks Holdings has completed payments of accrued interest under the $2,000,000 bridge loan facility. The maturity date of the bridge loan has been extended from February 28, 2004 to June 30, 2004 by agreement.

7.	Agreement to Acquire Minority Interest of Icoworks Eastern

We have entered into an agreement with Mel Blackburn, the current owner of 25% of Icoworks Eastern to acquire Mr. Blackburn’s interest in Icoworks Eastern in exchange for 610,000 shares of our common stock. It is a condition of the closing of this acquisition that Mr. Blackburn will have entered into an employment agreement with Icoworks Holdings, which is on acceptable terms to us and Mr. Blackburn. This acquisition has not completed and no shares of our common stock have been issued to Mr. Blackburn to date.

We have agreed with Icoworks Holdings to exchange the 25% interest in Icoworks Eastern upon completion of this acquisition from Mr. Blackburn in exchange for 305,000 shares of Icoworks Holdings. This exchange is contingent upon the completion of the acquisition of the 25% interest in Icoworks Eastern from Mr. Blackburn.

8.	Issuance of Shares to Premier Auctions Management

In connection with our acquisition of Premier Auctions, we have agreed to issue an aggregate of 2,700,000 shares of our common stock to the principal managers of our Premier Auctions business, Mr. Richie, Mr. Long and Mr. Felker, as part of their management compensation arrangements, and to other employees of Premier Auctions. With regards to the compensation arrangements for Mr. Richie, Mr. Long and Mr. Felker, it is contemplated that an aggregate of 610,000 shares will be issued to each of Mr. Richie, Mr. Long and Mr. Felker, of which 25% of the shares will vest up front and the remaining 75% will vest annually over a three-year period. We are currently in the process of preparing drafts of employment agreements to be entered into with each of Mr. Richie, Mr. Long and Mr. Felker, which will be required to give effect to this stock compensation arrangement. No compensation shares have been issued to any of Mr. Richie, Mr. Long or Mr. Felker to date.

9.	Solara Ventures Inc.

We entered into an assignment of indebtedness agreement with Solara Ventures Inc. on February 11, 2004. Solara Ventures is one of our 10% shareholders. Mr. Ian Brodie, our former president and director, is deemed to control Solara Ventures. Under the terms of the assignment of indebtedness agreement, Solara Ventures has agreed to assign to us indebtedness owed by Icoworks Holdings to Solara Ventures in the amount of $39,860.91 in consideration of the issuance by us of 113,888 shares of our common stock to Solara Ventures.

10.	Westin Capital Inc.

We entered into an assignment of indebtedness agreement with Westin Capital Inc. on February 11, 2004. Westin Capital is a company controlled by Mr. Ian Brodie, our former president and director. Under the terms of the assignment of indebtedness agreement, Westin Capital has agreed to assign to us indebtedness of $461,051.73 owed by Icoworks Holdings to Westin Capital in consideration of the issuance by us of 1,317,291 shares of our common stock to Westin Capital.

11.	Texas Land Loan

Icoworks Holdings has arranged for a loan in the principal amount of $275,000 which will be secured by land in Odessa, Texas, which was acquired as part of the Premier Auctions acquisition. The proceeds of this loan will be held in trust upon advance and are intended to be applied to repayment of interest to be accrued on the $2,000,000 bridge loan financing arranged for the Premier Auctions acquisition. The lender under the bridge loan financing has agreed to a postponement of its security against the land in order to enable this financing to be completed.

12.	Directors Shares and Options

We have agreed to issue 200,000 shares to each of Mr. Thomas Butt, Mr. Crawford Shaw, Mr. B.B. Tuley and Mr. Gerry Lindberg in consideration for their acting as our directors. These shares are to be subject to vesting provisions such that 25% will be issued up-front and 75% will vest annually over a three year period. No shares have been issued to date.

We have agreed to issue 600,000 shares and 600,000 options to Michiel Diening, our president and chief operating officer. Of the shares, 300,000 shares are to vest upon commencement of his engagement agreement and 300,000 shares are to vest upon the first anniversary of his engagement agreement. Of the options, 300,000 options are to vest upon the second anniversary of his engagement agreement and 300,000 options are to vest upon the third anniversary of his engagement agreement. The options are to be exercisable at a price of $0.35 per share. We have agreed upon these terms with Mr. Diening, but no definitive agreement has been executed to date.

13.	Principal Executive Offices
We have made a determination to move our corporate offices to Dallas, Texas. We have not yet located premises for our new principal executive offices or completed this move.
14.	Minority Interest in Icoworks Holdings

We continue to own the 3,593,199 shares of Icoworks Holdings that we acquired on February 20, 2003. The total number of issued and outstanding shares of Icoworks Holdings has increased to 7,118,448 shares. Accordingly, we now own a 50.5% interest in Icoworks Holdings. Icoworks Holdings has agreed to issue to us an additional 305,000 shares in consideration for the 25% interest in Icoworks Eastern if this acquisition is completed. Icoworks Holdings has also agreed to issue to us an additional 50,000 shares of its common stock in consideration of us issuing the 100,000 shares of our common stock as part of the Santiago acquisition. In addition, Icoworks Holdings has agreed to issue additional shares of its common stock to Mr. Ian de Bie representing 40% of the post-conversion shares of Icoworks Holdings in the event of the conversion of the promissory note in the amount of $500,000 issued by Icoworks Holdings to Mr. de Bie. Mr. de Bie has agreed that this dilution will be exclusive of the 305,000 shares to be issued to us in respect of Icoworks Eastern and the 50,000 shares to be issued to us in respect of Santiago. Upon this issuance, and presuming the issuance of the additional 305,000 shares in respect of Icoworks Eastern and the 50,000 shares in respect of Santiago, we would own 3,948,199 shares of Icoworks Holdings, out of a total of 11,864,080 shares of Icoworks Holdings outstanding. Accordingly, our ownership interest would be diluted to 33.3%.
15.

Debt Settlement

We settled an aggregate of $315,000 owed to certain creditors, including Westin Capital, in the amount of $315,000 by the transfer to the creditors of promissory notes totaling $315,000 that had been issued to us.

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

Our sales revenues increased to $11,213,648 for the six months ended December 31, 2003, compared to $623,383 for the six months ended December 31, 2002. Our sales revenues increased to $7,966,775 for the quarter ended December 31, 2003, compared to $42,941 for the quarter ended December 31, 2002. Our increase in revenues is attributable to the following factors:

1.
We have expanded the operations of Icoworks Holdings through the establishment of Icoworks Eastern in the Province of Ontario and the opening of a branch office in Surrey, British Columbia in our fiscal year ended June 30, 2003 and the acquisition of Premier Auctions in our fiscal quarter ended September 30, 2003. Our results of operations for the six months ended December 31, 2002 included only the results of operations of Icoworks Services, whereas results of operations for the six months ended December 31, 2003 include the results of operations of Icoworks Services, Icoworks Eastern (a 75% subsidiary of Icoworks Holdings) and Premier Auctions (for the period from August 29, 2003 to December 31, 2003).

2.
We have expanded the revenue generating operations carried out by Icoworks Holdings. Our revenues for the six months ended December 31, 2002 were comprised primarily of auction revenues attributable to the operations of Icoworks Services, whereas revenues for the six months ended December 31, 2003 include auction revenues attributable to the operations of Icoworks Services and Premier Auctions (for the period from August 29, 2003 to December 31, 2003) and held-for-sale revenues attributable to bought-deal sales conducted by Icoworks Eastern.

3.
The held-for-sale revenues attributable to bought-deal sales conducted by Icoworks Eastern increased substantially in our first two quarters due to ongoing auctions, including auctions of wood products and associated equipment and books, that had been acquired as inventory in our fiscal year ended June 30, 2002. Revenues from Icoworks Eastern comprised approximately 86% of our revenues for the six months ended December 31, 2003 compared to nil for the six months ended December 31, 2002.

4.	The acquisition of Premier Auctions contributed revenue of $828,361 for the six months ended December 31, 2003.

We experienced a decline in revenues from Icoworks Services for the six months ended December 31, 2003 from for the six months ended December 31, 2002.

Variations in our operating results on a quarter by quarter basis may in part be explained due to the nature of the auction business. Our auction business involves large sales of items through auctions. The scheduling of these large auction sales will impact on the timing of revenues earned and will result in quarter by quarter variations in revenues and consequent operating results.

Cost of Sales

Our cost of sales increased to $9,365,898 for the six months ended December 31, 2003 from $369,224 for the six months ended December 31, 2002. Our cost of sales increased to $6,571,765 for the quarter ended December 31, 2003 from $239,017 for the quarter ended December 31, 2002. The increases in our costs of sales were primarily attributable to increased costs of sales attributable to bought deal sales conducted by Icoworks Eastern during the first half of our fiscal year.

Net Auction Revenue

Our net auction revenue was $1,847,750 for the six months ended December 31, 2003, compared to $254,159 for the six months ended December 31, 2002. Our net auction revenue was $1,395,010 for the quarter ended December 31, 2003, compared to ($196,076) for the quarter ended December 31, 2002. Net auction revenue as a percentage of sales decreased to 16.5% for the six months ended December 31, 2003, compared to 40.8% for the six months ended December 31, 2002. The decrease in net auction revenue as a percentage of sales was in part attributable to the shift in our revenues from auction revenues to held for sale revenues. We experienced lower net auction revenues with respect to held for sale revenues due to the cost of acquisition of the inventory that is sold in held for sale revenues.

Other Revenue

Other revenue is comprised of revenues earned from appraisal services. Other revenues increased to $69,336 for the six months ended December 31, 2003 from $51,750 for the six months ended December 31, 2002. Other revenues increased to $21,627 for the quarter ended December 31, 2003 from $15,337 for the quarter ended December 31, 2002. Other revenues for the six months ended December 31, 2003 were primarily attributable to Premier Auctions. Other revenues attributable to DM International Appraisals, a wholly-owned subsidiary of Icoworks Holdings were minimal for the six months ended December 31, 2003. We expect that Premier Auctions will continue to contribute to increased appraisal revenue in the future as our previous appraisal revenues were limited to our Alberta operations.

Expenses

Our operating expenses increased to $3,164,238 for the six months ended December 31, 2003, compared to $777,748 for the six months ended December 31, 2002. Our operating expenses increased to $1,919,161 for the quarter ended December 31, 2003, compared to $113,678 for the quarter ended December 31, 2002. The large increase in operating expenses is attributable to the following factors:

1.	The expansion of our operations into Ontario, Canada and British Columbia, Canada, from our initial base in Calgary, Alberta during our fiscal year ended June 30, 2003;
2.
Our acquisition of Premier Auctions during our fiscal quarter ended September 30, 2003. Accordingly, our expenses for the six months ended December 31, 2003 include expenses attributable to the operations of Premier Auctions from August 29, 2003 to December 31, 2003;

As a result of our expansion and acquisitions:

1.
Our office and miscellaneous expenses increased to $433,954 for the six months ended December 31, 2003 from $229,443 for the six months ended December 31, 2002. Increased costs are also a result of our becoming a reporting company under the Securities Exchange Act of 1934;

2.	Our general and administrative expenses increased to $1,186,521 for the six months ended December 31, 2003 from $354,337 for the six months ended December 31, 2002; and
3.	Our rent increased to $288,574 for the six months ended December 31, 2003 from $nil for the six months ended December 31, 2002.

We incurred financing fees in the amount of $605,648 during the six months ended December 31, 2003, compared to nil for the six months ended December 31, 2003. These financing fees were attributable to of our arranging financing for the acquisition of Premier Auctions.

We anticipate that our operating expenses will continue to increase as the operations of Premier Auctions are fully incorporated into our operating results and as we continue our expansion strategy.

Net Loss

Our net loss increased to $1,023,807 for the six months ended December 31, 2003, compared to $455,176 for the six months ended December 31, 2002. Our net loss decreased to $345,901 for the quarter ended December 31, 2003, compared to $355,820 for the quarter ended December 31, 2002. Our increased loss is primarily attributable to the increases to our operating expenses that were not off-set by increases in net revenues.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $904,787 at December 31, 2003 compared to cash of $448,404 at June 30, 2003. We had a working capital deficiency of $3,427,946 at December 31, 2003, compared to a working capital deficiency of $1,562,863 at June 30, 2003. Our working capital deficiency is the result of a number of factors including the expansion of operations and continuing losses. We anticipate that we will require additional funding in order to achieve profitable operations and to implement our plan of operations.

Financial Arrangements and Guarantees Used to Acquire Inventory

The amount of financial arrangements and guarantees used to acquire inventory outstanding was $3,480,176 at December 31, 2003, compared to $2,449,626 at June 30, 2003. This amount at December 31, 2003 included a liability to the participants in the Icoworks Joint Venture bought deal fund, as discussed below, that was outstanding in the amount of $1,480,176 at December 31, 2003 and a liability in the amount of $2,000,000, plus accrued interest and guaranteed return fees of $250,255, which is included in accounts payable and accrued liabilities, owed in respect of the Icoworks US JV bridge loan facility that was obtained to enable Icoworks Holdings to acquire Premier Auctions. The balance of $1,353,147 was comprised of amounts that we had guaranteed to receivers and consignors with respect to goods to be auctioned by us where we have guaranteed a minimum sales price to the receivers and consignors. In these arrangements, we are at risk as to the ultimate sales price of the goods to be sold. Accordingly, the goods that are the subject of these arrangements are recorded by us as inventory.

Cash From Operating Activities

Cash provided by operating activities was $1,961,170 during the six months ended December 31, 2003, compared to cash used in operating activities in the amount of $233,773 during the six months ended December 31, 2002. We experienced a decrease in inventory in the amount of $1,204,779 during our first half of our fiscal year.

Financing Activities

Cash provided by financing activities was $965,154 for the six months ended December 31, 2003 compared to cash provided by financing activities in the amount of $234,530 for the six months ended December 31, 2002. Cash provided by financing activities included proceeds of $4,846,745 from financial arrangements, which included proceeds of $2,000,000 from the Icoworks US JV bridge loan facility. Cash provided by financing activities included an offset in respect of the repayment of guarantees in the amount of $1,552,282 and an offset in respect of repayments to the Icoworks Joint Venture financial arrangement in the amount of $2,700,401.

We have access to a fund of capital in the amount of $2,398,638 through the Icoworks Joint Venture financial arrangement which we anticipate will be used to finance the acquisition of inventory and assets for resale on a project by project basis. These joint ventures financial arrangements and our obligations thereunder are described below under “Icoworks Joint Ventures”.

We anticipate that we will require additional financing in the amount of $500,000 over the next twelve months in order to fund our shortfall in cash used in operating activities. See discussion below under “Financing Requirements”.

Icoworks Joint Ventures

Icoworks Holdings has incorporated a subsidiary, Icoworks Joint Ventures Inc. (“Icoworks Joint Ventures”), for the purpose of acting as a bare trustee for participants who advance funds for the purpose of financing and selling bought deals. The shares of this subsidiary were transferred to Ian de Bie and Paul McAteer, as trustees, in January 2004. Icoworks Holdings and Icoworks Joint Ventures have entered into joint venture agreements with several initial participants. The purpose of the joint venture formed pursuant to the joint venture agreement is to provide a financing arrangement that will provide funding to enable us to purchase and resell various types of assets being liquidated in receiverships and bankruptcy on a “bought deal” basis. Assets purchased will be resold using the services of Icoworks Holdings. The joint venture will plan to generate profit by selling these assets at a higher price than the original purchase cost plus costs of sale. Under the joint venture agreements, Icoworks Holdings will carry out the purchase and sale of assets for each bought deal. Icoworks Joint Ventures has agreed to advance to Icoworks Holdings 3.5% of the gross sale price of the assets to fund the sale costs relating to the marketing, promotion and resale of the purchased assets. The gross profit, being the sale price of each completed sale, less acquisition costs, sale costs and any additional costs, will be distributed as follows:

(1)	65% to Icoworks Holdings, and
(2)	35% to be divided proportionately to each of the joint venture participants.

Icoworks Holdings has guaranteed a return to each joint venture investor of 15% per annum. The terms of the joint venture agreements are for a minimum of one year and a maximum of three years. Icoworks Holdings will report quarterly to the joint venture participants and distributions will be made on a quarterly basis of cash available for distribution. The joint venture participants will have the option to convert their investments in Icoworks Joint Ventures into shares of our common stock at any time within one year of their initial investment by the exercise of warrants granted to the participants at an amended exercise price of $0.54 per share. To date, a total of $2,398,638 has been made available by participants of which $1,480,776 was outstanding as of December 31, 2003. As at December 31, 2003, we would be liable for $359,796 in each of the twelve month periods ended June 30, 2004 and 2005 if we are required to pay the participants based on our guarantee obligation.

Icoworks Joint Ventures was formed during the fourth quarter of fiscal 2003 and participated in four bought deals during the fourth quarter. Funds advanced by the joint venture participants are held in trust by Icoworks Joint Ventures for the joint venture participants until such time as funds are advanced to fund a bought-deal acquisition.

Bridge Loan Facility - Icoworks US JV Inc.

Icoworks Holdings incorporated Icoworks US JV Inc. in the United States for the purpose of arranging for bridge loan financing to enable it to acquire the assets of Premier Auctions and Santiago Classic Car Sales. Icoworks US

JV Inc. was incorporated for the purpose of acting as a bare trustee for the investors who advanced the bridge loan. The borrower under the bridge loan was Icoworks Services US and the bridge loan has been guaranteed by Icoworks Holdings. The bridge loan facility is for a principal amount of $2,000,000. Advances under the bridge loan facility accrue interest at the rate of 1.5% per month from the date of advance plus a guaranteed return fee of 1.5% per month. Interest accrued on the bridge loan is repayable on November 15, 2003 or thereafter at the demand of the lender. The principal amount of the bridge loan and accrued interest was originally repayable on or before February 28, 2004. The maturity date of the bridge loan has been extended to June 30, 2004 by agreement. The bridge loan facility is secured by a promissory note, an assignment of proceeds from the exercise of warrants issued to the participants in the Icoworks Joint Venture, a guarantee and postponement of claims by Icoworks Holdings, a pledge of the shares of any corporation acquired and, at the request of the lender, a mortgage of any lands acquired. The full amount of the principal advanced under the bridge loan facility is convertible into shares of Icoworks at a price of $0.35 per share of common stock.

A total of $2,000,000 was advanced under the bridge loan facility during the six months ended December 31, 2003. Of the amount advanced, $1,500,000 was used to acquire the assets of Premier Auctions and the balance was applied to the acquisition of Santiago Classic Car Sales and to working capital.

Completion of Merger with Icoworks Holdings

We plan to complete the merger with Icoworks Holdings. We anticipate that the completion of this acquisition will take approximately six months and will cost approximately $100,000 due to the fact that we must file a registration statement with the United States Securities and Exchange Commission to register the shares to be issued to the remaining shareholders of Icoworks Holdings.

Financing Requirements

We will require additional financing over the next twelve months. We anticipate that we will require financing in the amount of approximately $500,000 to fund the shortfall in cash used in operating activities. In addition, we will require financing in the amount of $2,000,000 plus accrued interest in order to repay the bridge loan facility obtained through Icoworks US JV. This loan must be repaid on or before June 30, 2004. We also plan to pursue our acquisition strategy and anticipate that any future acquisitions will be completed using new financings that will have to be negotiated and obtained on a transactional basis.

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

We previously announced a private placement of up to 2,000,000 units at a price of $0.35 per unit. Each unit was to be comprised of one share of our common stock and one share purchase warrant. No sales of these units were completed.

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

Foreign Currency Translation

We have determined that the functional currency of certain of our wholly-owned and partially-owned Canadian subsidiaries is the local currency, the Canadian dollar. Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the period end exchange rates. Revenue and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings. Related exchange gains and losses are included in a separate component of shareholders' equity under other comprehensive income. Exchange gains and losses resulting from foreign currency transactions are included in income for the period.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. J. Graham Douglas. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal six months ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We, and our consolidated subsidiaries, are presently party to the following legal proceedings:

1.
Mr. Michael Hunt has commenced action against Icoworks Services, a wholly owned subsidiary of Icoworks Holdings, in the Supreme Court of British Columbia on February 10, 2004. Mr. Hunt claims that Icoworks Services wrongfully terminated a consultant agreement between Mr. Hunt and Icoworks Services on December 24, 2003. Mr. Hunt has claimed for judgment in the amount of $105,000 in respect of breach of contract, unpaid expenses in the approximate amount of $1,000, and the full amount of any bonuses and share options payable and due under his contract. Icoworks Services filed an Appearance in the Supreme Court of British Columbia. Icoworks Services maintains that it is not liable to Mr. Hunt for any breach of contract or otherwise intends to file a Statement of Defence with the Supreme Court of British Columbia in order to defend this action.

2.
Mr. Guy Gauthier has commenced action against Icoworks Services in the Supreme Court of British Columbia on February 10, 2004. Mr. Gauthier claims that Icoworks Services wrongfully terminated a consultant agreement between Mr. Gauthier and Icoworks Services on December 24, 2003. Mr. Gauthier has claimed for judgment in the amount of $66,000 in respect of breach of contract, unpaid expenses in the approximate amount of $1,000, and the full amount of any bonuses and share options payable and due under his contract. Icoworks Services filed an Appearance in the Supreme Court of British Columbia. Icoworks Services maintains that it is not liable to Mr. Gauthier for any breach of contract or otherwise intends to file a Statement of Defence with the Supreme Court of British Columbia in order to defend this action.

3.
Icoworks Services is also party to the litigation referred to in Note 18 to the December 31, 2003 financial statements which is believed not to be material. This litigation was resolved in favour of Icoworks Services, but the ruling of the court has been appealed.

4.
Craig Cannon has filed a counterclaim on February 2, 2004 in respect of the litigation originally commenced by Icoworks Holdings against Network International Inc., Premier Auctioneers International Inc. and Craig Cannon in the District Court of Harris County, Texas. The litigation between Icoworks Holdings and Network International Inc. and Premier Auctioneers International Inc. was settled in August 2003 and resulted in the transfer of the Premier Auctions business to Icoworks Holdings. Mr. Cannon has counterclaimed against Icoworks Holdings and has named James Richie, David Long and Scott Felker as defendants. Mr. Cannon has alleged tortious interference with a contract alleged to be between Mr. Cannon and Network International for the sale of Premier Auctions and has also alleged tortious interference with prospective business relations. Mr. Cannon has claimed unspecified damages arising from these alleged tortious acts. Icoworks Holdings intends to file a defence denying any wrongdoing in this matter and will vigorously defend the action.

Item 2. Changes in Securities.

We did not complete any sales of our common stock without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during our fiscal quarter ended December 31, 2003, except as described below:

1.
We issued warrants to purchase 5,714,280 shares of our common stock at an exercise price of $0.35 per share to the lenders who advanced to Icoworks Holdings the $2,000,000 bridge loan that enabled Icoworks Holdings to acquire the Premier Auctions business. The warrants were issued pursuant to Regulation S of the 1933 Act based on the representations of each of the investors that they are not “U.S. Persons”, as defined under Regulation S of the 1933 Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during our fiscal quarter ended December 31, 2003.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (3)

10.1	Form of share purchase agreement entered into between the registrant and the individual non-US shareholders of Icoworks, Inc. to acquire the majority interest. (2)

10.2	Management Services Agreement between Icoworks Holdings Inc. and Antares Investments Ltd. (4)

10.3	Release and Settlement Agreement between Icoworks Holdings Inc. and Network International (4)

10.4	Form of Joint Venture Agreement for Icoworks Joint Ventures (4)

10.5	Promissory Note executed by Icoworks Holdings Inc. in favour of Ian de Bie (5)

10.6	Agreement dated January 26, 2004 between Icoworks Inc., Icoworks Holdings, Icoworks Services, J. Graham Douglas, Antares Investments and Paul McAteer (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Filed as an Exhibit to our Form SB-2 Registration Statement originally filed on March 16, 2000, as amended.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed on March 6, 2003.
(3)	Filed as an Exhibit to our Quarterly Report on Form 10-QSB on June 20, 2003.
(4)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003 filed with the SEC on October 23, 2003.
(5)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

CURRENT REPORTS ON FORM 8-K

We filed the following Current Reports on Form 8-K during our fiscal quarter ended December 31, 2003:

1.
We filed an Amendment No. 1 to Current Report on Form 8-K on November 13, 2003 to amend our Current Report on Form 8-K originally filed on March 6, 2003 to include the financial statements of Icoworks Holdings required by Item 7(a) and (b) of Form 8-K.

2.	We filed a Current Report on Form 8-K on November 13, 2003 to disclose our acquisition of the Premier Auctions business.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICOWORKS INC.

Date: February 25, 2004	By:	/s/ J. Graham Douglas

J. Graham Douglas, President
Chief Executive Officer
Chief Financial Officer and
Principal Accounting Officer