Form 10QSB
period 2004-03-31
ICOWORKS INC
filed 2004-06-23
CIK 1091293

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(MARK  ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  MARCH  31,  2004

[   ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE EXCHANGE ACT

     For  the  transition  period  from


     Commission  file  number  000-33163


                                  ICOWORKS INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

             NEVADA                                             76-0609444
-------------------------------                          -----------------------
(State or other jurisdiction of                              (IRS  Employer
incorporation or organization)                             Identification  No.)


                             Suite 304, 161 C Street
                            Blaine, Washington  98230
                             Phone/Fax 360 933 2737

                    (Address of principal executive offices)

                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,134,629 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JUNE 22, 2004.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  [  ]  Yes    [X]  No

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS.


                                  ICOWORKS, INC


                        Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2004


ICOWORKS,  INC.  AND  SUBSIDIARIES
(formerly  Paragon  Polaris  Strategies.com,  Inc)
CONSOLIDATED  BALANCE  SHEETS
==================================================================================

                                                                        MARCH 31
                                                                          2004
                                                                      (unaudited)
--------------------------------------------------------------------  ------------
ASSETS

CURRENT ASSETS
Cash held atbanks. . . . . . . . . . . . . . . . . . . . . . . . . .  $    391,474
Cash held in trust for consignors. . . . . . . . . . . . . . . . . .     3,525,267
Accounts receivable, less allowance for doubtful accounts of $87,130     2,168,104
Income taxes recoverable . . . . . . . . . . . . . . . . . . . . . .           920
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       691,932
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        79,720
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,363
Deferred tax assets less valuation allowance of $1,657,008 . . . . .             -
                                                                      ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     6,858,780

EQUIPMENT, net of accumulated depreciation . . . . . . . . . . . . .       142,437
LAND . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       370,000
GOODWILL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,357,850
DEFERRED FINANCING COSTS, NET. . . . . . . . . . . . . . . . . . . .       203,452
                                                                      ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,932,519
====================================================================  ============

                                  - CONTINUED -

    The accompanying notes are an integral part of these consolidated financial statements.


ICOWORKS,  INC.  AND  SUBSIDIARIES
(formerly  Paragon  Polaris  Strategies.com,  Inc)
CONSOLIDATED  BALANCE  SHEETS
==============================================================================

                                                                    MARCH 31
*                                                                     2004
*                                                                 (unaudited)
----------------------------------------------------------------  ------------
CONTINUED

LIABILITIES AND DEFICIENCIES IN ASSETS

CURRENT LIABILITIES
Accounts payable and accrued liabilities . . . . . . . . . . . .  $ 1,580,515
Trust liabilities. . . . . . . . . . . . . . . . . . . . . . . .    3,970,218
Obligation to issue shares . . . . . . . . . . . . . . . . . . .      536,500
Financial arrangements and guarantees used to acquire inventory.    2,683,967
Due to related parties . . . . . . . . . . . . . . . . . . . . .      188,203
                                                                  ------------

Total current liabilities. . . . . . . . . . . . . . . . . . . .    8,959,403

Promissory notes to related parties. . . . . . . . . . . . . . .      139,000
Preferred shares to be issued. . . . . . . . . . . . . . . . . .      300,000
                                                                  ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .    9,398,403
                                                                  ------------

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . .     (184,418)

COMMITMENTS AND CONTINGENT LIABILITIES

DEFICIENCY IN ASSETS
Capital stock
     Authorized
          100,000,000 common shares with a par value of $0.001
          10,000,000 preferred shares with a par value of $0.001
     Issued and outstanding
           17,134,629 common shares. . . . . . . . . . . . . . .       17,134
Additional paid-in capital . . . . . . . . . . . . . . . . . . .    4,165,384
Accumulated other comprehensive loss . . . . . . . . . . . . . .      (81,558)
Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,382,426)
                                                                  ------------

Total deficiency in assets . . . . . . . . . . . . . . . . . . .     (281,466)
                                                                  ------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS . . . . . . . . . . .  $ 8,932,519
================================================================  ============


    The accompanying notes are an integral part of these consolidated financial statements.


ICOWORKS,  INC.  AND  SUBSIDIARIES
 (formerly  Paragon  Polaris  Strategies.com,  Inc)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  INCOME
(unaudited)
======================================================================================================================

                                                                     Three months ended          Nine months ended
                                                                          March 31                   March 31
                                                                      2004         2003         2004          2003
                                                                   -----------  ----------  ------------  ------------
SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,013,983   $ 722,754   $14,227,631   $ 1,397,887
COST OF SALES . . . . . . . . . . . . . . . . . . . . . . . . . .   1,619,277     666,506    10,985,175     1,035,730
                                                                   -----------  ----------  ------------  ------------
NET AUCTION REVENUE . . . . . . . . . . . . . . . . . . . . . . .   1,394,706      56,248     3,242,456       362,157
OTHER REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . .     237,658           -       306,993             -
                                                                   -----------  ----------  ------------  ------------
NET REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,632,364      56,248     3,549,449       362,157

EXPENSES
Advertising . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,796           -        17,796             -
Bad debts . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,348           -        94,720             -
Bank charges and interest . . . . . . . . . . . . . . . . . . . .     199,391           -       441,569             -
Consulting. . . . . . . . . . . . . . . . . . . . . . . . . . . .     126,172           -       312,364             -
Depreciation and amortization . . . . . . . . . . . . . . . . . .       7,230      84,028        26,478       222,428
Entertainment and promotion . . . . . . . . . . . . . . . . . . .      32,624           -        62,018             -
Financing fees. . . . . . . . . . . . . . . . . . . . . . . . . .     481,937           -     1,087,585             -
General and administrative. . . . . . . . . . . . . . . . . . . .     661,943     568,380     1,848,464     1,207,726
Office and miscellaneous. . . . . . . . . . . . . . . . . . . . .     224,384           -       658,338             -
Rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     110,126           -       398,700             -
Travel and related. . . . . . . . . . . . . . . . . . . . . . . .      (9,057)          -       102,099             -
                                                                   -----------  ----------  ------------  ------------
                                                                    1,885,894     652,408     5,050,131     1,430,154
                                                                   -----------  ----------  ------------  ------------
LOSS BEFORE MINORITY INTEREST IN NET GAIN (LOSS) OF SUBSIDIARIES.    (253,530)   (596,160)   (1,500,682)   (1,067,997)

MINORITY INTEREST IN NET GAIN (LOSS) OF SUBSIDIARIES. . . . . . .    (123,725)     71,127       (51,058)       71,127
                                                                   -----------  ----------  ------------  ------------
LOSS BEFORE OTHER ITEMS AND INCOME TAXES. . . . . . . . . . . . .    (377,255)   (525,033)   (1,551,740)     (996,870)

OTHER ITEMS
Foreign exchange gain (loss). . . . . . . . . . . . . . . . . . .     135,561        (172)       49,321          (172)
Gain on debt settlement . . . . . . . . . . . . . . . . . . . . .     498,333           -       498,333             -
Interest income . . . . . . . . . . . . . . . . . . . . . . . . .       7,790       7,356        14,267         7,858
Net proceeds on insurance claim . . . . . . . . . . . . . . . . .           -           -       230,515             -
Gain (loss) on sale of assets . . . . . . . . . . . . . . . . . .      (1,150)     11,551        (1,224)        7,367
Gain on sale of available-for-sale equity securities. . . . . . .           -      (8,588)            -             -
                                                                   -----------  ----------  ------------  ------------
                                                                      640,534      10,147       791,212        15,053
                                                                   -----------  ----------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . .     263,279    (514,886)     (760,528)     (981,817)

                                  - CONTINUED -

    The accompanying notes are an integral part of these consolidated financial statements.


ICOWORKS,  INC.  AND  SUBSIDIARIES
(formerly  Paragon  Polaris  Strategies.com,  Inc)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  INCOME
(unaudited  )
===========================================================================================================

                                                           Three months ended         Nine months ended
                                                                March 31                  March 31
                                                           2004         2003          2004         2003
                                                       ------------  -----------  ------------  -----------
INCOME (LOSS) BEFORE INCOME TAXES (continued) . . . .      263,279     (514,886)     (760,528)    (981,817)
INCOME TAXES (RECOVERY) . . . . . . . . . . . . . . .            -        3,792             -        3,792
                                                       ------------  -----------  ------------  -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .      263,279     (511,094)     (760,528)    (978,025)

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT. .      (21,615)      (8,677)      (39,231)      (8,677)
                                                       ------------  -----------  ------------  -----------

COMPREHENSIVE INCOME (LOSS) . . . . . . . . . . . . .  $   241,664   $ (519,771)  $  (799,759)  $ (986,702)
                                                       ============  ===========  ============  ===========

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE.  $      0.02   $    (0.05)        (0.06)  $    (0.14)
=====================================================  ============  ===========  ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING,  BASIC AND DILUTED . . . . . . . . . . .   14,171,527    9,495,064    13,267,125    6,937,219
=====================================================  ============  ===========  ============  ===========

    The accompanying notes are an integral part of these consolidated financial statements.


ICOWORKS,  INC.  AND  SUBSIDIARIES
(formerly  Paragon  Polaris  Strategies.com,  Inc.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(unaudited)
=====================================================================================================================

                                                                                                Nine months ended
                                                                                                    March 31
                                                                                               2004          2003
                                                                                           ------------  ------------
CASH FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (760,528)  $  (978,025)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued management fees due to a related party. . . . . . . . . . . . . . . . . . . . . .       51,000       153,000
Amortization of warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      486,298             -
Bad debts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,720             -
Compensation cost on options granted. . . . . . . . . . . . . . . . . . . . . . . . . . .       86,000             -
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,478       222,428
Gain on debt settlement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (498,333)            -
Loss on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,224             -
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,058       (71,127)
Net proceeds on fire insurance claim. . . . . . . . . . . . . . . . . . . . . . . . . . .     (230,516)            -
Shares issued for consulting services . . . . . . . . . . . . . . . . . . . . . . . . . .       11,000             -
Shares issued for finders fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      250,000             -

Changes in assets and liabilities:
(Increase) decrease in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .   (1,678,811)       43,896
Decrease in taxes recoverable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        21,868
(Increase) decrease in inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,062,653    (2,208,631)
Increase in prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,986)      (87,002)
Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (351)            -
Increase in trust liabilities, accounts payable and accrued liabilities . . . . . . . . .    4,630,499     2,509,308
Decrease in advances payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,388             -
                                                                                           ------------  ------------

Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . . . .    4,608,793      (394,285)
                                                                                           ------------  ------------

CASH FROM INVESTING ACTIVITIES
Sale of available for sale equity securities. . . . . . . . . . . . . . . . . . . . . . .            -         1,229
Purchase of subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,725,000)            -
Purchase of equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (62,381)      (50,010)
                                                                                           ------------  ------------

Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . . .   (1,787,381)      (48,781)
                                                                                           ------------  ------------

                                  - CONTINUED -

    The accompanying notes are an integral part of these consolidated financial statements.


ICOWORKS,  INC.  AND  SUBSIDIARIES
(formerly  Paragon  Polaris  Strategies.com,  Inc.)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(unaudited)
=================================================================================================

                                                                              Nine months ended
                                                                                  March 31
                                                                              2004        2003
                                                                          ------------  ---------
CONTINUED


CASH FROM FINANCING ACTIVITIES
Issuance of common shares, less share issuance costs . . . . . . . . . .            -     91,086
Increase (decrease) in due to related parties. . . . . . . . . . . . . .      501,754    350,101
Obligation to issue shares . . . . . . . . . . . . . . . . . . . . . . .      536,000          -
Repayments of financial arrangements . . . . . . . . . . . . . . . . . .   (3,513,080)         -
Proceeds received from financial arrangements. . . . . . . . . . . . . .    4,932,631          -
Repayments of guarantees used to acquire inventory . . . . . . . . . . .   (1,621,698)         -
                                                                          ------------  ---------

Net cash provided by (used in) financing activities. . . . . . . . . . .      835,607    441,187
                                                                          ------------  ---------

Effect of foreign exchange on cash and cash equivalents. . . . . . . . .     (114,190)         -
                                                                          ------------  ---------

CHANGE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD. . . . . . . . . .    3,542,829     (1,879)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD . . . . . . . . . . .      373,912    134,524
                                                                          ------------  ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD . . . . . . . . . . . . . .  $ 3,916,741   $132,645
========================================================================  ============  =========


CASH AND CASH EQUIVALENTS, END OF THE PERIOD CONSISTS OF THE FOLLOWING:
CASH HELD AT BANKS . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   391,474   $132,645
CASH HELD IN TRUST FOR CONSIGNORS. . . . . . . . . . . . . . . . . . . .    3,525,267          -
                                                                          ------------  ---------
                                                                          $ 3,916,741   $132,645
                                                                          ============  =========

CASH PAID FOR:
Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   271,333   $      -
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          -
========================================================================  ============  =========

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 19)


    The accompanying notes are an integral part of these consolidated financial statements.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

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

Icoworks Holdings is a Nevada corporation whose principal business activity consists of the conduct of customized auctions for corporate assets such as wholesale and retail inventories, used industrial equipment and other related goods. During the year ended June 30, 2002, and prior to the acquisition of the Company, Icoworks Holdings purchased all the issued and outstanding capital stock of two companies, Icoworks Services Ltd. ("Icoworks Services") and DM International Appraisals & Consulting Ltd. Icoworks Holdings also has two other subsidiaries, being Icoworks Eastern Ltd. ("Eastern") and Icoworks Joint Venture Ltd. Icoworks Joint Venture Ltd. is a bare trustee corporation with no assets or liabilities, which was formed for the sole purpose of holding assets on behalf of a number of participants. During the nine-month period ended March 31, 2004, Icoworks Holdings acquired Premier Auctioneers International Inc., R.T. Components (acquired for the purposes of liquidating the company) and Santiago Custom and Classic Car Auctions Inc. (Note 5).

INTERIM  REPORTING

The accompanying unaudited consolidated interim financial statements have been prepared by the Company in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited interim consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America. The results of operations for the nine

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

1.     HISTORY  OF  THE  COMPANY  (continued)

-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending June 30, 2004.

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

                               March 31, 2004
----------------------------------------------
Net loss . . . . . . . . . .  $      (760,528)
Accumulated deficit. . . . .       (4,382,426)
Working capital (deficiency)       (2,100,623)
==============================================

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

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

4.     BUSINESS  COMBINATION  WITH  ICOWORKS  HOLDINGS

On November 20, 2002, the Company entered into an agreement to merge with Icoworks Holdings. On February 20, 2003, the Company acquired a 56% interest in Icoworks Holdings (subsequently reduced to 50.5% as at March 31, 2004 through the issuance of 602,273 additional shares of Icoworks Holdings) through the private acquisition of 3,593,199 shares of Icoworks Holdings from several non-U.S. stockholders and, accordingly, the Company is considered to be the legal acquirer. As consideration, the Company issued 7,186,398 common shares to the former non-U.S. stockholders of Icoworks Holdings and control of the combined companies passed to the former non-U.S. stockholders of Icoworks Holdings and therefore, Icoworks Holdings is considered the accounting acquirer.

Consequently, the consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows include Icoworks Holdings' results of operations, deficit and cash flows from February 27, 1998 (date of inception) and the Company's results of operations and cash flows from February 20, 2003. The issued number of shares of common stock is that of the Company. The acquisition was accounted for as a business combination. The Company plans to complete the merger with Icoworks Holdings as contemplated by the merger agreement. As the merger was not consummated by May 1, 2003, the terms of the original merger agreement expired. The Company intends to enter into a new merger agreement to complete the acquisition of the minority interest of Icoworks Holdings (Note 21).

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

At the date of acquisition, the fair market value of the net assets of the Company was as follows:

Cash and cash equivalents. . . . . . . .  $     49
Accounts receivable. . . . . . . . . . .     2,592
Prepaid expenses . . . . . . . . . . . .    10,868
Accounts payable and accrued liabilities   (17,066)
Due to related parties . . . . . . . . .   (82,892)
                                          ---------

Net liabilities assumed. . . . . . . . .  $(86,449)
                                          =========

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

5.   ACQUISITIONS

ACQUISITION  OF  PREMIER  AUCTIONEERS  INTERNATIONAL  INC.

On August 29, 2003, the Company acquired the business of Premier Auctioneers International Inc. ("Premier") and certain lands related to Premier's auction business from Network International ("Network"). The purchase price of the acquisition was $1,500,000 and agreement to repay certain expenses of Network that had been incurred to prepare for several auctions that were held in September 2003. Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier. These shares will be issued over a three-year period as follows: i) 25% on closing of the acquisition which had not been issued as of March 31, 2004; and ii) 25% on each of the first, second and third anniversary dates of the closing. The shares will be valued at the fair value based on market value on the date of closing and the subsequent anniversary dates and the Company will record a compensation expense equal to the fair value.

The acquisition of Premier has been accounted for using the purchase method and accordingly, these consolidated financial statements include the results of operations and cash flows of Premier from the date of acquisition.

The  total  purchase  price  of  $1,500,000  was  allocated  as  follows:

     Land                $   370,000
     Office equipment          6,916
     Account receivable       21,060
     Accounts payable         (7,826)
     Goodwill              1,109,850
                         ------------
                         $ 1,500,000
                         ============

     ACQUISITION  OF  SANTIAGO  CUSTOM  AND  CLASSIC  CAR  AUCTIONS  INC.

On September 9, 2003, the Company agreed to purchase the business of Santiago Custom and Classic Car Auctions Inc. for $225,000 in cash and 50,000 common shares of the Company. The transaction was completed on January 21, 2004. The final total purchase price of $248,000, being $225,000 in cash and $23,000 in common shares of the Company, was allocated to goodwill.

     ACQUISITION  OF  R.T.  COMPONENTS

During the nine month period ended March 31, 2004 the Company purchased 100% of the outstanding shares of R.T. Components for the sole purpose of liquidating and winding up the Company. The purchase price was $557,333 (CDN$752,623).

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

6.     CASH  HELD  IN  TRUST  FOR  CONSIGNORS

The Company is holding cash in trust of $3,525,267 for consignors of auctions held by Premier prior to March 31, 2004, to discharge the trust liabilities in the amount of $3,970,218 which includes amounts due to consignors, reimbursable expenses incurred by the Company and commissions on sales made by the Company. The difference between the trust liabilities and the cash held in trust represents cash that belongs to the Company in the cash held in trust account that has been transferred out by the Company while certain non-trust liabilities relating to the Company have not been paid off.

7.     INVENTORIES

                                               March 31, 2004
--------------------------------------------------------------
Wood products and associated equipment. . . .  $       339,928
Industrial fabrication equipment. . . . . . .           11,135
Books . . . . . . . . . . . . . . . . . . . .          297,044
Miscellaneous and other goods held for resale           43,825
                                               ---------------
                                               $       691,932
==============================================================

During the three-month period ended September 30, 2003, certain associated equipment held for resale with a book value of $111,285 was destroyed in a fire. Settlement of the insurance claim under the receiver's insurance coverage resulted in a reduction of the Company's guarantee to the receiver of $341,800 and a corresponding net gain of $230,515.

8.     PROMISSORY  NOTES

During the three-month period ended December 31, 2003, the Company received promissory notes totalling $315,000 as consideration for 900,000 stock options issued to a consultant of the Company. Prior to December 31, 2003, the 900,000 stock options were exercised (Note 17). On February 13, 2004, the Company sold these promissory notes to related parties to settle certain of its debts with these related parties.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

9.     EQUIPMENT

                                    March 31, 2004
                        ------------------------------------
                                     Accumulated
                                  Depreciation and  Net Book
                          Cost      Amortization     Value
                        --------  ----------------  --------
Auction equipment. . .  $ 34,235  $        13,341   $ 20,894
Automotive equipment .    53,838           25,297     28,541
Computer equipment . .    42,818           26,671     16,147
Computer software. . .    25,247           12,608     12,639
Leasehold improvements    13,104            3,217      9,887
Office equipment . . .    58,701           15,146     43,555
Sign . . . . . . . . .    11,063            3,560      7,503
Tools and equipment. .    13,987           10,716      3,271
                        --------  ----------------  --------

                        $252,993  $       110,556   $142,437
============================================================

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

During the three-month period ended December 31, 2003, the Company amended its agreement with the investor group increasing the number of warrants to 4,018,518 from 1,531,029. These warrants expire on June 30, 2004 and have an exercise price $0.54 per warrant. The revised fair value of the warrants calculated using the Black-Scholes option pricing model is $185,000. At March 31, 2004, the Company has amortized $162,548 and the balance of $22,452 will be amortized over the remaining life of the warrants, which is three months.

The total amortization charge to operations for the nine-month period ended March 31, 2004, relating to these warrants is $122,852.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

10.     DEFERRED  FINANCING  COSTS  (continued)

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

     ==========================================================
     Risk  free  interest  rate                   3.0%  -  4.0%
     Dividend  yield  rate                                 0.0%
     Volatility                                  45.0  -  66.3%
     Weighted average expected life of warrants       9  months
     ==========================================================

11.     ADVANCES  PAYABLE

Advances payable consist of working capital loans that have been advanced from time-to-time from third parties. These working capital loans are unsecured, non-interest bearing and have no fixed terms of repayment other than these working capital loans are expected to be repaid as cash is available. During the nine-month period ended March 31, 2004, advances payable were settled as part of the debt settlement of certain related party balances (Note 14).


12.     OBLIGATION  TO  ISSUE  SHARES

On January 2, 2004, a subsidiary of the Company, Icoworks Holdings, executed a promissory note in exchange for cash received of $500,000 whereby the holder is entitled to convert the promissory note to approximately 40% of the total common shares of Icoworks Holdings. This conversion would further reduce the Company's ownership of Icoworks Holdings from approximately 50.5% as at March 31, 2004 to

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

12.     OBLIGATION  TO  ISSUE  SHARES  (continued)


 approximately 32%. Concurrent with the execution of this promissory note, the holder postponed a prior security interest on certain property held by the Company to allow the Company to mortgage the property for proceeds of $250,000. As at March 31, 2004 this mortgage has not been finalized and no proceeds from any arrangement has been received by the Company.


13.     FINANCIAL  ARRANGEMENTS  AND  GUARANTEES  USED  TO  ACQUIRE  INVENTORY

                                      March 31, 2004
-----------------------------------------------------
Financial arrangements . . . . . . .  $     1,802,066
Guarantees used to acquire inventory          881,901
                                      ---------------
                                      $     2,683,967
=====================================================

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

The Company would be liable for a minimum of $354,826 (CDN$465,000) on guaranteed payments in each of the 12-month periods ended June 30, 2004 and 2005 based on $2,365,509 (CDN$3,100,000) being made available by the participants as
at  June  30,  2003.   Subsequent  to  March  31,  2004  the  Company  received
notification of the intent of the participants to reduce the amount of the funds available by $839,374 (CDN$1,100,000). As at March 31, 2004, these funds were still available for the use of the Company.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

13.     FINANCIAL  ARRANGEMENTS  AND  GUARANTEES  USED  TO  ACQUIRE  INVENTORY
       (continued)

A)     FINANCIAL  ARRANGEMENTS  (continued)

US  FINANCIAL  ARRANGEMENT  (US$2.0  MILLION)

On August 1, 2003, the Company entered into an arrangement with a group of participants for bridge financing in the principal amount of $2,000,000. The loan was made for the following purposes:

- Acquisition of Premier and certain lands related to Premier's auction business
-     Acquisition  of  Santiago  Custom  and  Classic  Car  Auctions  Inc.
-     Fees  and  ancillary  costs  of  raising  the  financing
-     Working  capital

A $60,000 fee is payable to Corporate Mentors Inc. for management of the funds. The fee is to be paid at $3,000 per month for 20 months, without interest.

The minimum return to the participants will be accrued at a rate of 1.5% per month commencing the date funds were advanced by the participants and became due and payable commencing November 15, 2003 and thereafter. A 1.5% management fee is also chargeable in relation to these funds. At March 31, 2004, charges in the amount of $430,555 have been made to income. Payments in the amount of $271,333 net of withholdings have been made as at March 31, 2004.

The financing is documented by a promissory note and secured by proceeds of any warrants exercised by financial participants, a guarantee of and postponements of claims from Icoworks Holdings from its subsidiaries, pledge of shares of any corporation acquired and a mortgage on certain lands held by Premier, which the participants released from the security arrangement in January 2004 (Note 12).

In addition, advances made by participants under the arrangement may be converted to common shares by exercise of 5,714,282 warrants at $0.35 any time up until June 30, 2004. The fair value of the warrants calculated using the Black-Scholes option pricing model is $543,000. At March 31, 2004, the Company has amortized $362,000 and the balance of $181,000 will be amortized over the remaining life of the warrants, which is three months.

The bridge loan was repayable on or before February 28, 2004. During January 2004, the Company extended the maturity date to June 30, 2004 by agreement. The Company intends to seek additional financing to retire this loan.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

13.     FINANCIAL  ARRANGEMENTS  AND  GUARANTEES  USED  TO  ACQUIRE  INVENTORY
     (continued)

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


14.     DUE  TO  RELATED  PARTIES

                                                                 March 31, 2004
--------------------------------------------------------------------------------
Advances due to directors (current and former), unsecured, non-
interest bearing, no fixed terms of repayment.. . . . . . . . .  $       101,328

Payment due to the former shareholders of Icoworks Services,
unsecured, non-interest bearing, no fixed terms of repayment. .           38,153

Due to shareholders . . . . . . . . . . . . . . . . . . . . . .           48,722
                                                                 ---------------

                                                                 $       188,203
================================================================================

During the three month period ended March 31, 2004, certain debts with related parties were settled with common shares of the Company (Note 17).

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

15.     PROMISSORY  NOTES  TO  RELATED  PARTIES

     On January 9, 2004, the Company issued promissory notes to settle certain of its debts with related parties totalling $139,000. The promissory notes are due on or before June 30, 2006 and bear interest at a rate of 4% per annum.

16.     PREFERRED  SHARES  TO  BE  ISSUED

During the year ended June 30, 2003, the Company entered into an agreement to issue 30,000 Series A preferred shares as part of an offering of 300,000 shares. Each Series A preferred share has a face value of $10.00 per share, and;

a) Is convertible into shares of the Company's common stock on the basis of one share of common stock for each $0.75 of Series A preferred shares at the option of the holder. The minimum amount of Series A preferred shares that may be converted by a holder is $10,000.

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

The Series A preferred shares result in a quarterly obligation to pay dividends of $7,500 ($30,000 annually). If converted, the Series A preferred shares, which are yet to be issued, would have resulted in the issue of 40,000 shares of common stock. At March 31, 2004, $30,000 has been accrued as dividends payable and no dividends have been paid to date.

The obligation to issue these shares is shown as a liability on the consolidated balance sheet at March 31, 2004 (Note 21).

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

17.     COMMON  STOCK

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

On January 16, 2004 the Company issued 437,773 common shares (285,714 common shares valued at $0.70 and 152,059 common shares valued at $0.33) of Icoworks Holdings as finders fees.

On March 15, 2004, management fees owing of $413,086 plus other related party amounts advanced of $222,882 owing by the Company at December 31, 2003 were settled for a total consideration of 1,817,052 common shares of the Company at $0.35 per share. At the time of issue of the shares, the market price of the shares was $0.23.

On March 15, 2004, the Company settled certain of its debts with related parties totaling $500,912 through the issuance of 1,431,179 common shares of the Company at $0.35 per common share. At the time of issue of the shares, the market price of the shares was $0.23.

     WARRANTS

At March 31, 2004, the Company had warrants that were outstanding enabling holders to acquire the following shares of common stock:

           Number of Shares   Exercise Price     Expiry Date
------------------------------------------------------------
                  4,018,518   $         0.54   June 30, 2004
                  5,714,282   $         0.35   June 30, 2004
============================================================

At March 31, 2004, Icoworks Holdings had warrants that were outstanding enabling holders to acquire the following shares of common stock:

           Number of Shares   Exercise Price     Expiry Date
----------------------------------------------------------------
                     21,000   $         1.50   December 27, 2004
                  1,500,000   $         1.50   January 8, 2005
================================================================

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

17.     COMMON  STOCK  (continued)

     STOCK  OPTIONS

At March 31, 2004, Icoworks Holdings had options that were outstanding enabling holders to acquire the following shares of common stock:

           Number of Shares   Exercise Price     Expiry Date
----------------------------------------------------------------
                    200,000   $         1.00   November 12, 2007
================================================================

Generally, the stock options have a life of five years and vest equally on each anniversary date over a three year period.

At March 31, 2004, 66,667 stock options had vested, none had expired and 900,000 options were exercised. During the period ended March 31, 2004, the Company also cancelled 150,000 options.

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

============================================================
Risk  free  interest  rate                           3.0%
Dividend  yield  rate                                0.0%
Volatility                                          66.3%
Weighted  average  expected  life  of  options      1  year
============================================================

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

17.     COMMON  STOCK  (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                  March 31,    March 31,
                                                                    2004         2003
---------------------------------------------------------------  -----------  -----------

Net loss, as reported . . . . . . . . . . . . . . . . . . . . .  $ (760,258)  $ (978,025)

Add:  Total stock-based employee compensation expense
included in loss, as reported determined under APB 25, net of
elated tax effects. . . . . . . . . . . . . . . . . . . . . . .           -            -

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects . . . . . . . . . . . . . . . . . . . . . .     (12,092)           -
                                                                 -----------  -----------

Pro-forma net loss. . . . . . . . . . . . . . . . . . . . . . .  $ (772,350)  $ (978,025)
=========================================================================================

Basic and diluted net loss per share, as reported . . . . . . .  $    (0.06)  $    (0.14)
=========================================================================================

Basic and diluted net loss per share, pro-forma . . . . . . . .  $    (0.06)  $    (0.14)
=========================================================================================

18.     RELATED  PARTY  TRANSACTIONS

Unless disclosed elsewhere in these consolidated financial statements, the Company entered into the following transactions with related parties during the nine-month period ended March 31, 2004:

a) Paid or accrued management fees of $51,000 (2003 - $150,000) to a company related by common ownership and a common director.

b) Paid or accrued rent of $92,602 (2003 - $88,081) to a company controlled by employees who were previously directors of Icoworks Services.

c) Paid or accrued financing fees of $Nil (2003 - $148,000) to a company related by common ownership and a common director.

d) Paid or accrued consulting expenses of $Nil (2003 - $56,729) to companies related by common ownership and directors.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

18.     RELATED  PARTY  TRANSACTIONS  (continued)

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.


19     SUPPLEMENTAL  DISCLOSURES  WITH  RESPECT  TO  CASH  FLOWS

     The significant non-cash transactions during the nine-month period ended March 31, 2004, consisted of the following:

a) The Company acquired inventory of $778,288 through the assumption of guarantees used to acquire inventory of the same amount.

b) The Company received a promissory note of $315,000 for the exercise of 900,000 share purchase options.

c) The Company sold the $315,000 promissory note to related parties to settle certain of it's debts with these related parties

d) The Company issued 142,500 common shares of it's subsidiary Icoworks Holdings for settlement of accounts payable of $107,000.

e) The Company issued 3,248,231 common shares to settle amounts owed by the Company in the amount of $1,136,880.

f) The Company issued promissory notes of $139,000 to settle certain of the debts with related parties.

g) The Company issued 437,333 Icoworks Holdings on January 16, 2004 for finders fees.

20.     CONTINGENT  LIABILITIES

Icoworks Services was named as a defendant in a statement of claim relating to the purchase of certain equipment Icoworks Services considered to be in poor condition. Consequently, Icoworks Services accrued a liability of $63,530 relating to this claim in a prior year's financial statements. During the year ended June 30, 2002, the claim was settled in favor of Icoworks Services, however the plaintiff appealed the ruling. Management believes the appeal has no merit and, as a result, the $63,530 contingent liability previously recorded was reversed during the year ended June 30, 2002. As at March 31, 2004, the appeal has not been resolved.

Icoworks Services has been named as a defendant in a statement of claim relating to the termination of two employees in the amount of $80,987 and $50,906 respectively plus related expenses. Further the Company was named as a defendant in a counter claim related to the acquisition of Premier. No provision has been made in the books of Icoworks as management believes the claims have no merit and intends to defend them vigorously.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

21.     COMMITMENTS

     Unless disclosed elsewhere in these consolidated financial statements, the Company has the following commitments at March 31, 2004:

a) Pay consulting fees relating to assistance with investor relation services to a company related by common ownership. The agreement required a payment of $25,000 upon signing (paid) and a payment of $125,000 upon completion of all services. At March 31, 2004, $100,000 of the $125,000 of services remained to be performed.

b) Issue 79,780 shares of common stock to various brokers as compensation for arranging private placements during the year ended June 30, 2002.

c) Pay minimum lease payments for premises of approximately $99,000 per annum, including common area costs, under an operating lease expiring February 2008.

d) Pay future annual operating lease payments for equipment and other office premises as follows:

          2004     $  67,499
          2005     $  64,842
          2006     $  47,919
          2007     $  22,716
          2008     $  11,259

e) Concurrent with the acquisition of Premier, the Company agreed to issue a total of 2,700,000 common shares of the Company to three key employees of Premier.

f) On January 2, 2004 the board of directors was changed and as consideration for undertaking these positions the Company has agreed to issue 800,000 common shares of the Company, being 200,000 common shares to each of the new directors. The share grant has a vesting schedule of 50,000 common shares upon signing and the balance vest on the anniversary date equally over the next three years. As at March 31, 2004, none of these shares has been issued. Subsequent to March 31, 2004, the directors cancelled the agreement to issue the 800,000 common shares and approved the grant of 800,000 options exercisable at $.012 per common share, being 200,000 options to each director.

g) On February 4, 2004, the Company agreed to issue 610,000 common shares in exchange for the 25% of the total common shares of Icoworks Eastern not already held by Icoworks Holdings. This share exchange agreement remains subject to the completion of certain conditions.

h) The Company has agreed in principle to issue 600,000 common shares and 600,000 options, exercisable at $0.35 per share, to the Company's president and chief operating officer. These common shares will be released and the options will vest at various stages over a three year period from the date an employment agreement is signed. No definitive agreement has been executed to date.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

21.     COMMITMENTS  (continued)

Further, the Company intends to enter into a new merger agreement to complete the acquisition of the minority interest of Icoworks Holdings as the terms of the original merger agreement expired (Note 4). Based on preliminary negotiations relating to the proposed merger agreement, the Company intends to issue commons shares of the Company to the shareholders of Icoworks Holdings, who would own approximately 66.6% of the total outstanding shares of Icoworks Holdings at the proposed date of the merger, provided that immediately prior to the consummation of the merger, certain events are completed including, but not limited to, the following:

     - The counter party of an obligation to issue shares in the amount of $500,000 converts the promissory note into approximately 40% of the total common shares of Icoworks Holdings (Note 12).

     - The share exchange agreement relating to the acquisition of the minority interest of Icoworks Eastern is completed (see g) above).

     - The preferred shares to be issued in the amount of $300,000 plus accrued but unpaid dividends in the amount of $30,000 as March 31, 2004 are converted into common shares of the Company (Note 16).

22.     FINANCIAL  INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, income taxes recoverable, other assets, bank overdraft, accounts payable and accrued liabilities, advances payable, financial arrangements and guarantees issued to acquire inventory, due to related parties and promissory notes. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values unless otherwise noted.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

22.     FINANCIAL  INSTRUMENTS  (continued)

     CONCENTRATIONS  OF  CREDIT  RISK

The Company is exposed to credit risk only with respect to cash and cash equivalents and uncertainties as to the timing and amount of the collectability of accounts receivable. The Company mitigates cash and cash equivalents credit risk by maintaining the majority of its cash balances in reputable financial institutions in Canada. The Company mitigates accounts receivable credit risk through standard credit and reference checks and monitoring the financial condition of its customers to reduce risk of loss. The Company provides an allowance for doubtful accounts when, in their judgment, future collection is considered doubtful.


23.     SEGMENT  INFORMATION

Notwithstanding that the Company may operate certain assets it acquires while it holds the goods for resale, the Company conducts operations in one reportable segment, being the conduct of customized auctions, in Canada and the USA. Prior to August 29, 2003, the Company operated in one geographical segment that being Canada. During the nine-month period ended March 31, 2004, the Company's breakdown by geographical segment was as follows:

                Geographic Information
                ----------------------
                     Canada        USA        Totals
Revenues. . . . .  $12,117,022  $2,110,609  $14,227,631
Long lived assets  $   307,742  $1,765,997  $ 2,073,739

24.     SUBSEQUENT  EVENTS

     The  following  events  occurred  subsequent  to  March  31,  2004:

a) In April 2004, an early withdrawal of $851,130 (Cdn$1,100,000) was made by certain participants in the Canadian financial arrangement (Note 12) reducing the funds available to $1,547,508 (Cdn$2,000,000). The Company has been advised by Icoworks Holdings that further negotiations have been held with the remaining participants for an orderly liquidation of the Canadian financial arrangement. Such withdrawal would substantially affect the volume of sales the Company could generate from the Canadian operation.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

24.     SUBSEQUENT  EVENTS  (continued)

b) In April 2004, the holder of the original convertible note (Note 12) agreed to return to Icoworks Holdings the conversion rights to 1,500,000 shares for no consideration with the condition that those rights are to be issued to new convertible debt lenders on terms not more favourable than those provided to the original lender. Accordingly, Icoworks Holdings issued a new convertible note which yielded approximately $162,500 before finder's fees and costs. The holder of this note was related to a director of the Company at the time of funding of the convertible promissory note; accordingly the director, Mr. Tom Butt, resigned from the board of directors of the Company. The holder of the new convertible note has provided notice of intent and a request for the conversion of their note to 1,500,000 shares of Icoworks Holdings. This action will reduce the Company's position in Icoworks Holdings to approximately 41.2% and could require the Company to change their accounting policy and account for their interest in Icoworks Holdings on an equity basis. The holder of the original convertible note, having rights to convert to approximately 3,200,000 shares, has not indicated their intention to convert at this time. If such conversion occurred, the Company would hold approximately 31% of Icoworks Holdings common shares.

c) In May 2004, the Company and Icoworks Holdings received an offer by way a letter agreement for the purchase of the Canadian operations, Icoworks Services (100% owned by the Company) and Icoworks Eastern (75% owned by the Company). Mr. Graham Douglas resigned as a director and officer of Icoworks Holdings and its subsidiaries in order to avoid any conflict of interest with his role as director and CEO of the Company. Due to the resignation, Icoworks Holdings remains with one sole director, Mr. Mike Diening, who is also a director of the Company. This offer was not consummated and the Company and Icoworks Holdings received notice of withdrawal of the offer.

ICOWORKS,  INC.
(formerly  Paragon  Polaris  Strategies.com  Inc.)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
March  31,  2004
(unaudited)
================================================================================

25.     OTHER  RECENT  DEVELOPMENTS

The following events have occurred which have the potential to affect the continuing business and structure of the Company going forward:

a) Subsequent to the withdrawal of the offer to purchase, Mr. Diening as the sole director of Icoworks Holdings, provided the Company notice of withdrawal by Icoworks Holdings from the proposed merger between the Company and Icoworks Holdings. Mr. Diening has advised the Company that it is the intent of Icoworks Holdings to dispute some or all of the loans, advances or assignment of debts held by the Company and due from Icoworks Holdings. These advances represent direct cash advanced to Icoworks Holdings and its subsidiaries and the assignment to the Company of certain amounts payable by Icoworks Holdings to related parties for cash advanced, services preformed and fess accrued. These latter items were part of the Company's debt settlement completed in February 2004 (Note 17) and for which the Company issued restricted common shares in payment on the basis of one share for each $0.35 of debt owed. The Company records indicate that the net amount payable is in excess of $900,000. No basis for such dispute has been provided.

b) Icoworks Holdings has advised the Company that it will not provide funds from operations for any additional expenses of the Company. These expenses are primarily the costs of maintaining the public company, being accounting, audit and legal expenses. The Company will have to raise the necessary funds for these expenses through the sale of additional shares or borrowings. There can be no certainty that the Company will be able to raise the required funds and as a result the Company may be unable to continue operations. No adjustments to the amounts and classifications of assets and liabilities have been made that would be made should the Company be unable to continue as a going concern.


It is the belief of the Company that Icoworks Holdings and its subsidiaries will have to raise additional funding in order to continue their operations. The success of Icoworks Holdings is paramount to the value of the investment the Company has in Icoworks Holdings. There are continuing negotiations between the parties to resolve these situations and the Company will attempt to clarify and resolve them on a timely basis and to complete their filings.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION.

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

OVERVIEW

Icoworks Inc. (formerly Paragon Polaris Strategies.com Inc.) ("We", "Icoworks" or the "Company") is engaged in the auction and asset realization business through our investment in 50.5% of the outstanding stock of Icoworks Holdings, Inc., a Nevada corporation ("Icoworks Holdings").

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

Icoworks Holdings completed the acquisition of Premier Auctions, a Texas and Oklahoma based auction business specializing in the oil and gas equipment industry on August 29, 2003. Icoworks Holdings completed the acquisition of Santiago Classic Car Auctions, an Oklahoma based auction business specializing in classic automobiles, in January 2004.

We do not have any business or subsidiaries other than our 50.5% interest in Icoworks Holdings.

PRESENTATION  OF  FINANCIAL  INFORMATION

We completed the acquisition of a 56% interest in Icoworks Holdings effective February 20, 2003. Our interest in Icoworks Holdings has subsequently been diluted to a 50.5% interest. Subsequent to March 31, 2004 the Company received notice from one of the Icoworks Holdings promissory note holders of their intention to convert into shares of Icoworks Holdings, which will result in further dilution of the Company's interest to 41.2% in Icoworks Holdings Inc. Under United States generally accepted accounting principles, our financial statements have been prepared using reverse-acquisition accounting principles, which result in Icoworks Holdings acquiring Icoworks for accounting purposes. Accordingly, Icoworks Holdings is treated as the acquirer for accounting purposes, even though Icoworks is the legal acquirer. Under United States generally accepted accounting principles, comparative figures for prior periods are based on the operating results of Icoworks Holdings, but the type of share capital and number of issued and outstanding shares continue to reflect those of Icoworks. Therefore, our consolidated financial statements include the accounts of Icoworks Holdings and its legal subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation. Comparative figures reported in our financial statements for the nine months ended March 31, 2003 are for Icoworks Inc. Further adjustments were also required as outlined in the notes to the financial statements. We have adopted the June 30 year end of Icoworks Holdings to reflect the accounting treatment of the acquisition, rather than proceeding with our previous December 31 year end. Due to the fact that we own less than 100% of Icoworks Holdings, our financial statements account for the minority interest in Icoworks Holdings that we do not own.

We acquired the business of Premier Auctions effective August 29, 2003. The results of operations of Premier Auctions for the period from August 29, 2003 to March 31, 2004 are included in our statements of operations and our statement of cash flows for the periods ended March 31, 2004. Our balance sheet at March 31, 2004 accounts for the acquisition of Premier Auctions.


RECENT  CORPORATE  DEVELOPMENTS

We have recently taken a number of steps in connection with the reorganization of our business and our corporate structure. These material corporate developments are summarized as follows:


1.     Termination  of  Antares  Investment  Management  Contract
       ----------------------------------------------------------

We entered into an agreement dated January 26, 2004 with Mr. J. Graham Douglas and Antares Investments Inc., a company controlled by Mr. Douglas. Pursuant to this agreement, Antares has agreed that its management agreement that provides for payment of $17,000 per month in consideration for the provision of the services of Mr. Douglas has been terminated. In addition, Antares agreed to settle any and all outstanding debts owed to it by Icoworks Holdings and us in consideration for the issuance by us of shares of our common stock based on a price of $0.35 per share. Based on this agreement, Antares agreed to assign to us indebtedness of $413,086 owed to Antares by Icoworks Holdings in consideration of the issuance by us of 1,180,200 shares of our common stock. In addition, Antares assigned an additional $222,282 of indebtedness to us in consideration of our agreement to issue an additional 636,852 shares of our common stock to Antares. These shares were issues during the three-month period ended March 31, 2004.

Mr. Douglas has agreed to continue to act as Icoworks Holdings chief executive officer until the completion of the contemplated merger with Icoworks Inc, at a total compensation of $5,000 per month, plus reasonable expenses. Mr. Douglas has also agreed during this time to act as our chief executive officer for nominal additional consideration.

2.     Series  A  Preferred  Stock
       ---------------------------

In our fourth quarter ended June 30, 2003, we completed a financing with a non-U.S. investor for proceeds of $300,000 pursuant to which we agreed to issue 30,000 shares of our preferred stock, which was to be designated as "Series A Preferred Shares". Each Series A Preferred Share was to be issued for each $10.00 advanced and was to be convertible into shares of our common stock at a rate of one share for each $0.75 of preferred shares converted. We have entered into negotiations with the investor who has indicated to us his agreement to exchange the $300,000 of Series A Preferred Shares to be issued, plus accrued and unpaid dividends in the amount of $22,500, in consideration of the issuance by us to the investor of 1,290,000 shares of our common stock. This settlement is based on an agreed price of $0.25 per share of common stock. To date, no formal agreement has been executed with the investor and the 1,290,000 shares have not been issued.

3.     Panther  Industries
       -------------------

Icoworks Holdings entered into a financing agreement with Panther Industries whereby it agreed to pay a fee equal to 10% of any monies raised by Panther, which would be available to Icoworks Holdings for a period of one year or more. This agreement was entered into in April 2003. The fee is payable in shares of Icoworks Holdings common stock. Pursuant to this agreement, Icoworks Holdings has issued an aggregate of 665,773 shares in respect of financings obtained by Icoworks Holdings, which has resulted in dilution of our interest in Icoworks Holdings to 50.5%. Of these shares, 285,714 and 152,059 shares were issued in connection with the $2,000,000 bridge loan financing and the $500,000 Ian de Bie financing, discussed below in Paragraph 6.

4.     Acquisition  of  Santiago  Sports  and  Classics  Collector  Car Auctions
       -------------------------------------------------------------------------

Icoworks Holdings completed the acquisition of 100% of Santiago Sports and Classics Collector Car Auctions in January 2004. The total purchase price paid $250,000, of which $225,000 was paid in cash and $25,000 will be paid by delivery of 100,000 shares of our common stock to Mr. Rocky Santiago, the former owner of Santiago Sports and Classics Collector Car Auctions. These shares have not been issued to date. The initial $125,000 for this acquisition was advanced under the $2.0 million bridge loan in November of 2003. The $100,000 necessary to enable Icoworks Holdings to complete this acquisition was advanced to us as part of the Ian de Bie financing, as described below. The closing of the acquisition was effective January 5, 2004.

We have agreed to issue 100,000 shares of our common stock to Icoworks Holdings in consideration of the issuance of 50,000 shares of Icoworks Holdings common stock to us. Icoworks Holdings will deliver the 100,000 shares of our common stock to Mr. Santiago as completion of payment of the purchase price.

5.     Icoworks  Holdings  Convertible  Note  Financing
       ------------------------------------------------

Icoworks Holdings entered into a financing arrangement with Mr. Ian de Bie on January 6, 2004. Under the terms of this agreement, Mr. Ian de Bie has advanced $500,000 to Icoworks Holdings as a convertible loan. The loan is evidenced by a promissory note in the principal amount of $500,000. The note is repayable by Icoworks Holdings on demand of Mr. de Bie. In addition, Mr. de Bie has the right before demand at any time to convert the principal amount of the indebtedness into shares of Icoworks Holdings, representing 40% of the outstanding shares of Icoworks Holdings at the time of conversion. Should, Mr. de Bie convert the indebtedness under the promissory note into shares of Icoworks Holdings then upon completion of the contemplated merger of Icoworks Inc. and Icoworks Holdings, Mr. de Bie will become the largest single shareholder of Icoworks Inc.

Mr. de Bie agreed to return to the Icoworks Holdings Inc. a portion of the shares for no consideration, with the condition that they were to be issued to new convertible debt lenders on terms not more favorable than those provided to the original lender. Subsequent to March 31, 2004, 1,500,000 shares were returned and provided for in a new convertible note, which yielded Icoworks Holdings Inc. approximately US$162,500 before finder's fees and costs. The investor in this note was related to a Director of the Company at the time of funding of the convertible promissory note. The Director, Mr. Tom Butt has since resigned from the Board of Directors of Icoworks, Inc.

The financing arrangement between Icoworks Holdings and Mr. de Bie and Mr. Butt has the potential to substantially dilute our ownership interest in Icoworks Holdings. Based on our current ownership of Icoworks Holdings, our interest in Icoworks Holdings will be diluted to approximately 32% in the event that Mr. de Bie converts his promissory note.

6.     Status  of  $2.0  Million  Bridge  Loan
       ---------------------------------------

The financing with Mr. de Bie was arranged by us to address a shortfall of operating cash in Icoworks Holdings. Icoworks Holdings was unable to meet its short term obligations, including payment of all of the interest on the $2,000,000 bridge loan financing obtained by Icoworks Holdings to enable it to acquire Premier Auctions in August 2003. The lenders under this bridge loan financing include private companies controlled by Mr. de Bie and Mr. Butt, one of our prior directors. This accrued interest outstanding as at March 31, 2004 was $159,222. The maturity date of the bridge loan has been extended from February 28, 2004 to June 30, 2004 by agreement. Icoworks Holdings Inc. is in default on interest and guarantee return payments in respect of a US$2,000,000 loan used for the acquisition of Premier Auctioneers International, certain lands in Odessa, Texas and the acquisition of Santiago Sports and Classic Auctions. The lender holds the shares of Premier and the business of Santiago as security for its loan. To date no formal notice of default or demand for payment has been made, however should such demand be made the Company does not currently have the resources to meet such demand. The loss of such assets would have a significant effect on the operations of Icoworks Holdings Inc and thus on the investment of Icoworks, Inc.

7.     Agreement  to  Acquire  Minority  Interest  of  Icoworks  Eastern
       -----------------------------------------------------------------

We have entered into an agreement with Mel Blackburn, the current owner of 25% of Icoworks Eastern to acquire Mr. Blackburn's interest in Icoworks Eastern in exchange for 610,000 shares of our common stock. It is a condition of the closing of this acquisition that Mr. Blackburn will have entered into an employment agreement with Icoworks Holdings, which is on acceptable terms to Mr. Blackburn and us. This acquisition has not completed and no shares of our common stock have been issued to Mr. Blackburn to date.

We have agreed with Icoworks Holdings to exchange the 25% interest in Icoworks Eastern upon completion of this acquisition from Mr. Blackburn in exchange for 305,000 shares of Icoworks Holdings. This exchange is contingent upon the completion of the acquisition of the 25% interest in Icoworks Eastern from Mr. Blackburn.

8.     Issuance  of  Shares  to  Premier  Auctions  Management
       -------------------------------------------------------

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

9.     Solara  Ventures  Inc.
       ----------------------

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

10.     Westin  Capital  Inc.
        ---------------------

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

11.     Texas  Land  Loan
        -----------------

The lender under the bridge loan financing has agreed to a postponement of its security against the land in order to allow Icoworks Holdings to arrange a loan in the principal amount of $275,000 that will be secured by land in Odessa, Texas, which was acquired as part of the Premier Auctions acquisition. The proceeds of this loan will be held in trust upon advance and are intended to be applied to repayment of interest to be accrued on the $2,000,000 bridge loan financing arranged for the Premier Auctions acquisition. As at March 31, 2004 this loan has not been finalized and Icoworks Holdings has received no proceeds.

12.     Minority  Interest  in  Icoworks  Holdings
        ------------------------------------------

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

Subsequent to March 31, 2004, 1,500,000 shares were returned and provided for in a new convertible note which yielded Icoworks Holdings Inc. approximately US$162,500 before finder's fees and costs, This portion of the promissory note was subsequently converted into 1,500,000 thereby reducing our interest in Icoworks Holdings to 41.2%.

13.     Debt  Settlement
        ----------------

We settled an aggregate of $315,000 owed to certain creditors, including Westin Capital, in the amount of $315,000 by the transfer to the creditors of promissory notes totaling $315,000 that had been issued to us.

14.     Significant  Factors  Which  Can  Or  Could Affect the Company's Ongoing
        ------------------------------------------------------------------------
Operation
---------

Subsequent to the March 31, 2004 a number events occurred which have the potential to affect the continuing business and structure of the consolidated company going forward.

- In April, an early withdrawal of $851, 130 (Cdn$1,100,000) was made by certain participants in the Icoworks Services Ltd "Canadian JV Bought Deal Fund", reducing the fund to $1,547,508 (Cdn$2,000,000). Icoworks, Inc. has been advised by Icoworks Holdings Inc. that further negotiations have been held with the remaining participants for an orderly liquidation of the Canadian Fund. Such withdrawal would substantially affect the volume of sales from the Canadian operation.

- On May 3, 2004 Icoworks Holdings Inc. and Icoworks, Inc. received an offer by way a letter agreement for the Purchase and Sale of the Canadian operations, Icoworks Services Ltd (100% owned by the Company) and Icoworks Eastern Ltd. (75% owned by the Company). Mr. Graham Douglas resigned as a Director and officer of Icoworks Holdings Inc. and its subsidiaries in order to avoid any conflict of interest with his role as Director and CEO of Icoworks, Inc. Due to the resignation Icoworks Holdings Inc. remains with one sole Director, Mr. Mike Diening who is also a Director of Icoworks, Inc. This offer was not consummated and the Companies received notice of withdrawal of said offer.

- In January 2004, Icoworks Holdings Inc. entered into a convertible debt instrument that if converted would reduce Icoworks, Inc's interest in Icoworks Holdings Inc. to approximately 32%. Subsequent to this advance, the holder of the convertible note agreed to return to the Icoworks Holdings Inc. a portion of the shares for no consideration, with the condition that they are to be issued to new convertible debt lenders on terms not more favourable than those provided to the original lender. Subsequent to March 31, 2004, 1,500,000 shares were returned and provided for in a new convertible note, which yielded Icoworks Holdings Inc. approximately US$162,500 before finder's fees and costs. The investor in this note was related to a Director of the Company at the time of funding of the convertible promissory note; accordingly the director, Mr. Tom Butt s resigned from the Board of Directors of Icoworks, Inc. on May 21, 2004. The holder of the new note for US$162,500 has provided notice of intent and a request for the conversion of their note to 1,500,000 shares of Icoworks Holdings Inc. This action will reduce Icoworks, Inc. position in Icoworks
     Holdings Inc. to approximately 41.2% and would most likely require Icoworks, Inc. to change their accounting policy and account for their interest in Icoworks Holdings Inc. on an equity basis. The original note holder, having rights to convert to approximately 3,200,000 shares, has not indicated their intention to convert at this time. If such conversion occurred, Icoworks, Inc. would hold approximately 31% of Icoworks Holdings Inc. common shares.

- Subsequent to the withdrawal of the Offer to Purchase, Mr. Diening as the sole Director of Icoworks Holdings Inc. provided Icoworks, Inc. notice of withdrawal by Icoworks Holdings Inc. from the proposed merger between Icoworks, Inc. and Icoworks Holdings Inc. Mr. Diening has advised Icoworks, Inc. that it is the intent of Icoworks Holdings Inc. to dispute some or all of the loans, advances or assignment of debts held by Icoworks, Inc. and due from Icoworks Holdings Inc. These advances represent direct cash advanced to Icoworks Holdings Inc. and its subsidiaries and the assignment to Icoworks, Inc. of certain amounts payable by Icoworks Holdings Inc. to related parties for cash advanced, services preformed and fess accrued. These latter items were part of an Icoworks, Inc. debt settlement completed in February 2004 and for which Icoworks, Inc. issued restricted common shares in payment on the basis of one share for each $0.35 of debt owed. Icoworks Inc. records indicate that the net amount payable is in excess of $900,000. No basis for such dispute has been provided.

- Icoworks Holdings Inc. has advised Icoworks, Inc. that it will not provide funds from operations for any additional expenses of the Icoworks, Inc. These expenses are primarily the costs of maintaining the public company, being accounting, audit and legal. Icoworks, Inc. will have to raise the necessary funds for these expenses through the sale of additional shares or borrowings. There can be no certainty that Icoworks will be able to raise the required funds

- It is the belief of Icoworks, Inc., that Icoworks Holdings Inc. and its subsidiaries will have to raise additional funding in order to continue its operations. The success of Icoworks Holdings is paramount to the value of the investment Icoworks, Inc. has in Icoworks holdings Inc.

- There are continuing negotiations between the parties to resolve these situations and Icoworks, Inc. will attempt to clarify and resolve them on a timely basis and to complete their filings.

- Icoworks Holdings is in default on it's interest payments on the $2.0 million bridge loan which is due to be repaid June 30, 2004. If the Icoworks Holdings is unable to repay the loan or renegotiate repayment terms and the lender forecloses on their security, it will have a major impact on the Icoworks Holdings cash flow and future operations.


RESULTS  OF  OPERATIONS

REVENUES

We earn revenues from two principal activities, namely auction revenues and held for sale revenues. Auction revenues are comprised of buyers' premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consigners of items for auctions. Held-for-sale revenues are comprised of revenues from items purchased and held for sale and/or liquidation. Revenue is recognized once the auction or sales are completed and collections reasonably assured. Other commissions are earned by us when we provide guarantees on the gross proceeds to be received from sale to a consigner. We conduct our sales where we temporarily acquire title to goods pending sale. We also enter into joint venture agreements through our subsidiary, Icoworks Joint Ventures, whereby goods are purchased for resale on a joint venture basis. When these activities are conducted on a joint venture basis, the profits are divided between us and the joint venture party on a negotiated basis. If the actual proceeds are less than cost, or less than the guaranteed price, then we may be required to fund any shortfall. The structure of sales varies from sector to sector, as do the amounts of commissions and buyer's premiums and accordingly; the nature of our revenues in any period will depend on the mix of sales that are conducted during the period.

We also earn fees charged for appraisals. Revenue from appraisals is recognized when work is completed and collection is reasonably assured.

Our sales revenues increased to $14,227,631 for the nine months ended March 31, 2004, compared to $1,397,887 for the nine months ended March 31, 2003. Our sales revenues increased to $3,013,983 for the quarter ended March 31, 2004, compared to $722,754 for the quarter ended March 31, 2003. Our increase in revenues is attributable to the following factors:

1. We have expanded the operations of Icoworks Holdings through the establishment of Icoworks Eastern in the Province of Ontario and the opening of a branch office in Surrey, British Columbia in our fiscal year ended June 30, 2003 and the acquisition of Premier Auctions in our fiscal quarter ended September 30, 2003. Our results of operations for the six months ended December 31, 2002 included only the results of operations of Icoworks Services, whereas results of operations for the six months ended December 31, 2003 include the results of operations of Icoworks Services, Icoworks Eastern (a 75% subsidiary of Icoworks Holdings) and Premier Auctions (for the period from August 29, 2003 to December 31, 2003). During the quarter ended March 31, 2004 we opened operations in Quebec, Canada and Oregon, WA the results of which have been included in the financial period March 31, 2004

2. We have expanded the revenue generating operations carried out by Icoworks Holdings. Our revenues for the nine months ended March 31, 2003 were comprised primarily of auction revenues attributable to the operations of Icoworks Services, whereas revenues for the nine months ended March 31, 2004 include auction revenues attributable to the operations of Icoworks Services and Premier Auctions (for the period from August 29, 2003 to March 31, 2004) and held-for-sale revenues attributable to bought-deal sales conducted by Icoworks Eastern.

3. The held-for-sale revenues attributable to bought-deal sales conducted by Icoworks Eastern increased substantially in our first three quarters due to ongoing auctions, including auctions of wood products and associated equipment and books, that had been acquired as inventory in our fiscal year ended June 30, 2002. Revenues from Icoworks Eastern comprised approximately 78% of our revenues for the nine months ended March 31, 2004 compared to nil for the nine months ended March 31, 2003.

4. The acquisition of Premier Auctions contributed revenue of $2,001,762 for the nine months ended March 31, 2004.

We experienced a decline in revenues from Icoworks Services for the nine months ended March 31, 2004 from the nine months ended March 31, 2003.

Variations in our operating results on a quarter by quarter basis may in part be explained due to the nature of the auction business. Our auction business involves large sales of items through auctions. The scheduling of these large auction sales will impact on the timing of revenues earned and will result in quarter by quarter variations in revenues and consequent operating results.


COST  OF  SALES

Our cost of sales increased to $10,985,175 for the nine months ended March 31, 2004 from $1,035,730 for the nine months ended March 31, 2003. Our cost of sales increased to $1,619,277 for the quarter ended March 31, 2004 from $666,506 for the quarter ended March 31, 2003. The increases in our costs of sales were primarily attributable to increased costs of sales attributable to bought deal sales conducted by Icoworks Eastern during the first half of our fiscal year.

NET  AUCTION  REVENUE

Our net auction revenue was $3,242,456 for the nine months ended March 31, 2004, compared to $362,157 for the nine months ended March 31, 2003. Our net auction revenue was $1,394,706 for the quarter ended March 31, 2004, compared to $56,248 for the quarter ended March 31, 2003. Net auction revenue as a percentage of sales decreased to 22.8% for the nine months ended March 31, 2004, compared to 25.9% for the nine months ended March 31, 2003. The decrease in net auction revenue as a percentage of sales was in part attributable to the shift in our revenues from auction revenues to held for sale revenues. We experienced lower net auction revenues with respect to held for sale revenues due to the cost of acquisition of the inventory that is sold in held for sale revenues.

OTHER  REVENUE

Other revenue is comprised of revenues earned from appraisal services. Other revenues increased to $306,993 for the nine months ended March 31, 2004 from $51,750 for the nine months ended March 31, 2003. Other revenues increased to $21,627 for the quarter ended March 31, 2004 from $15,337 for the quarter ended March 31, 2003. Other revenues for the nine months ended March 31, 2004 were primarily attributable to Premier Auctions. Other revenues attributable to DM International Appraisals, a wholly-owned subsidiary of Icoworks Holdings were minimal for the nine months ended March 31, 2004. We expect that Premier Auctions will continue to contribute to increased appraisal revenue in the future, as our previous appraisal revenues were limited to our Alberta operations.

EXPENSES

Our operating expenses increased to $5,050,131 for the nine months ended March 31, 2004, compared to $1,430,154 for the nine months ended March 31, 2003. Our operating expenses increased to $1,885,894 for the quarter ended March 31, 2004, compared to $652,408 for the quarter ended March 31, 2003. The large increase in operating expenses is attributable to the following factors:

1. The expansion of our operations into Ontario, Canada and British Columbia, Canada, from our initial base in Calgary, Alberta during our fiscal year ended June 30, 2003;

2. Our acquisition of Premier Auctions during our fiscal quarter ended September 30, 2003. Accordingly, our expenses for the nine months ended March 31, 2004 include expenses attributable to the operations of Premier Auctions from August 29, 2003 to March 31, 2004;

As  a  result  of  our  expansion  and  acquisitions:

1. Our office and miscellaneous expenses increased to $658,338 for the nine months ended March 31, 2004 from $468,521 for the nine months ended March 31, 2003. Increased costs are also a result of our becoming a reporting company under the Securities Exchange Act of 1934;

2. Our general and administrative expenses increased to $1,848,464 for the nine months ended March 31, 2004 from $1,207,726 for the nine months ended March 31, 2003; and

3. Our rent increased to $398,700 for the nine months ended March 31, 2004 from $153,529 for the nine months ended March 31, 2003.

We incurred financing fees in the amount of $1,087,585 during the nine months ended March 31, 2004, compared to $108,446 for the nine months ended March 31, 2003. These financing fees were attributable to our arranging financing for the acquisition of Premier Auctions and financing to acquire assets to be held for resale.

We anticipate that our operating expenses will continue to increase as the operations of Premier Auctions are fully incorporated into our operating results and as we continue our expansion strategy.

NET  LOSS

Our net loss decreased to $760,528 for the nine months ended March 31, 2004, compared to $978,025 for the nine months ended March 31, 2003. The Company had a gain of $263,279 for the three months ending March 31, 2004, compared to a loss of $511,094 for the quarter ended March 31, 2003. Our reduced loss is primarily attributable to additional sales volumes without a proportionate increase in our operating expenses.


LIQUIDITY  AND  FINANCIAL  CONDITION

CASH  AND  WORKING  CAPITAL

We had cash of $3,916,741 at March 31, 2004, including cash held in trust for consignors of $3,525,267, compared to cash of $448,404 at June 30, 2003. We had a working capital deficiency of $2,100,623 at March 31, 2004, compared to a working capital deficiency of $1,562,863 at June 30, 2003. Our working capital deficiency is the result of a number of factors including the expansion of operations and continuing losses. We anticipate that we will require additional funding in order to achieve profitable operations and to implement our plan of operations.

FINANCIAL  ARRANGEMENTS  AND  GUARANTEES  USED  TO  ACQUIRE  INVENTORY

The amount of financial arrangements and guarantees used to acquire inventory outstanding was $2,683,967 at March 31, 2004, compared to $2,449,626 at June 30, 2003. This amount at March 31, 2004 included a liability to the participants in the Icoworks Joint Venture bought deal fund, as discussed below, that was outstanding in the amount of $683,967 at March 31, 2004 and a liability in the amount of $2,000,000, plus accrued interest and guaranteed return fees of $159,222, which is included in accounts payable and accrued liabilities, owed in respect of the Icoworks US JV bridge loan facility that was obtained to enable Icoworks Holdings to acquire Premier Auctions. The balance of $881,901 was comprised of amounts that we had guaranteed to receivers and consignors with respect to goods to be auctioned by us where we have guaranteed a minimum sales price to the receivers and consignors. In these arrangements, we are at risk as to the ultimate sales price of the goods to be sold. Accordingly, the goods that are the subject of these arrangements are recorded by us as inventory.

CASH  FROM  OPERATING  ACTIVITIES

Cash provided by operating activities was $4,608,793 during the nine months ended March 31, 2004, compared to cash used in operating activities in the amount of $394,285 during the nine months ended March 31, 2003. We experienced a decrease in inventory in the amount of $2,062,653 during the first nine months of our fiscal year.

FINANCING  ACTIVITIES

Cash provided by financing activities was $835,607 for the nine months ended March 31, 2004 compared to cash provided by financing activities in the amount of $441,187 for the nine months ended March 31, 2003. Cash provided by financing activities included proceeds of $4,932,631 from financial arrangements, which included proceeds of $2,000,000 from the Icoworks US JV bridge loan facility. Cash provided by financing activities included an offset in respect of the repayment of guarantees in the amount of $1,621,698 and an offset in respect of repayments to the Icoworks Joint Venture financial arrangement in the amount of $3,513,080.

We have access to a fund of capital in the amount of $2,365,509 through the Icoworks Joint Venture financial arrangement, which we anticipate will be used to finance the acquisition of inventory and assets for resale on a project by project basis. These joint ventures financial arrangements and our obligations thereunder are described below under "Icoworks Joint Ventures".

We anticipate that we will require additional financing in the amount of $500,000 over the next twelve months in order to fund our shortfall in cash used in operating activities. See discussion below under "Financing Requirements".

ICOWORKS  JOINT  VENTURES

Icoworks Holdings has incorporated a subsidiary, Icoworks Joint Ventures Inc. ("Icoworks Joint Ventures"), for the purpose of acting as a bare trustee for participants who advance funds for the purpose of financing and selling bought deals. The shares of this subsidiary were transferred to Ian de Bie and Paul McAteer, as trustees, in January 2004. Icoworks Holdings and Icoworks Joint
Ventures have entered into joint venture agreements with several initial participants. The purpose of the joint venture formed pursuant to the joint venture agreement is to provide a financing arrangement that will provide funding to enable us to purchase and resell various types of assets being liquidated in receiverships and bankruptcy on a "bought deal" basis. Assets purchased will be resold using the services of Icoworks Holdings. The joint venture will plan to generate profit by selling these assets at a higher price than the original purchase cost plus costs of sale. Under the joint venture agreements, Icoworks Holdings will carry out the purchase and sale of assets for each bought deal. Icoworks Joint Ventures has agreed to advance to Icoworks Holdings 3.5% of the gross sale price of the assets to fund the sale costs relating to the marketing, promotion and resale of the purchased assets. The gross profit, being the sale price of each completed sale, less acquisition costs, sale costs and any additional costs, will be distributed as follows:

     (1)     65%  to  Icoworks  Holdings,  and
     (2) 35% to be divided proportionately to each of the joint venture participants.

Icoworks Holdings has guaranteed a return to each joint venture investor of 15% per annum. The terms of the joint venture agreements are for a minimum of one year and a maximum of three years. Icoworks Holdings will report quarterly to the joint venture participants and distributions will be made on a quarterly basis of cash available for distribution. The joint venture participants will have the option to convert their investments in Icoworks Joint Ventures into shares of our common stock at any time within one year of their initial investment by the exercise of warrants granted to the participants at an amended exercise price of $0.54 per share. To date, a total of $2,365,509 has been made available by participants of which $1,802,066 was outstanding as of March 31, 2004. As at March 31, 2004, we would be liable for $354,826 in each of the twelve month periods ended June 30, 2004 and 2005 if we are required to pay the participants based on our guarantee obligation.

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

COMPLETION  OF  MERGER  WITH  ICOWORKS  HOLDINGS

The registrant has received notice from the sole director of Icoworks Holdings Inc. they do not intend to proceed with the merger. Icoworks, Inc. is currently in discussions with the management of Holdings to resolve concerns regarding the proposed merger.

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


CRITICAL  ACCOUNTING  POLICIES

REVENUE  RECOGNITION

Revenues mainly consist of auction revenues and held-for-sale revenues. Auction revenues are comprised of buyer's premiums, being premiums over and above the purchase prices of items sold, and commissions paid by consignors of items for auction. Held for sale revenues are comprised of revenues from items purchased and held-for-sale and or liquidation. Revenue is recognized once the auction or sales are completed and collection is reasonably assured. Other commissions are earned when we provide guarantees on the gross proceeds to be received from sale to the consignor.

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

INTANGIBLE  ASSETS

The carrying value of intangible assets is re-evaluated for potential permanent impairment on an ongoing basis at the reporting unit level. In order to determine whether permanent impairment exists, management considers the Company's and its subsidiaries' financial condition as well as expected pre-tax earnings, discounted cash flows or market related values. If the carrying value of intangible assets of a reporting unit exceeds the fair value of the reporting unit, the carrying value of intangible assets must be written down to fair value in the year the impairment is recognized.

ITEM  3.          CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004 being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. J. Graham Douglas. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal nine months ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

3. Icoworks Services is also party to the litigation referred to in Note 20 to the March 31, 2004 financial statements which is believed not to be material. This litigation was resolved in favour of Icoworks Services, but the ruling of the court has been appealed.

4. Craig Cannon has filed a counterclaim on February 2, 2004 in respect of the litigation originally commenced by Icoworks Holdings against Network International Inc., Premier Auctioneers International Inc. and Craig Cannon in the District Court of Harris County, Texas. The litigation between Icoworks Holdings and Network International Inc. and Premier Auctioneers International Inc. was settled in August 2003 and resulted in the transfer of the Premier Auctions business to Icoworks Holdings. Mr. Cannon has counterclaimed against Icoworks Holdings and has named James Richie, David Long and Scott Felker as defendants. Mr. Cannon has alleged tortious interference with a contract alleged to be between Mr. Cannon and Network International for the sale of Premier Auctions and has also alleged tortious interference with prospective business relations. Mr. Cannon has claimed unspecified damages arising from these alleged tortious acts. Icoworks Holdings has filed a defence denying any wrongdoing in this matter and will vigorously defend the action.


ITEM  2.          CHANGES  IN  SECURITIES.

We did not complete any sales of our common stock without registration pursuant to the Securities Act of 1933 (the "1933 Act") during our fiscal quarter ended March 31, 2004, except as described below:

1. We issued warrants to purchase 5,714,280 shares of our common stock at an exercise price of $0.35 per share to the lenders who advanced to Icoworks Holdings the $2,000,000 bridge loan that enabled Icoworks Holdings to acquire the Premier Auctions business. The warrants were issued pursuant to Regulation S of the 1933 Act based on the representations of each of the investors that they are not "U.S. Persons", as defined under Regulation S of the 1933 Act.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during our fiscal quarter ended March 31, 2004.


ITEM  5.          OTHER  INFORMATION.

A.      Principal  Executive  Offices
       ------------------------------

We have made a determination to move our corporate offices to Dallas, Texas. Offices were established and will be closed effective July 1, 2004. Subsequent to the quarter end this office was closed the Company has established its mailing address as Suite 304, 161 C Street Blaine, Washington 98230.

B.     Changes  To  Our  Officers  And  Directors

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

Subsequent to the appointment of Mr. Douglas and Mr. Diening to the board of directors, Mr. Thomas Butt, Mr. Crawford Shaw, Mr. B.B. Tuley and Mr. Gerry Lindberg were appointed to the board of directors. Mr. Butt is a health care management consultant with substantial experience in design, building and processing management practices. Subsequent to March 31, 2004 Mr. Butt resigned as a Director of Icoworks Inc. to avoid potential conflicts of interest. Mr. Shaw is an attorney and a member of the firm of Sonfield and Sonfield, a law firm based in Houston, Texas, with extensive experience in commercial law, corporate finance and litigation. Mr. Tuley is a certified public accountant with experience in managing and consulting with companies in a wide range of industries. Mr. Lindberg is a seasoned sales executive with experience in a number of successful start up businesses.

     Our  board  of  directors  is  now  comprised of the following individuals:

-     J.  Graham  Douglas
-     Michiel  Diening
-     Crawford  Shaw
-     B.B.  Tuley
-     Gerry  Lindberg

Our  executive  officers  are  now  comprised  of  the  following  individuals:

-     J.  Graham  Douglas,  Chief  Executive Officer and Chief Financial Officer
-     Michiel  Diening,  President  and  Chief  Operating  Officer


15.     Directors  Shares  and  Options
        -------------------------------

We have agreed to issue 200,000 shares to each of Mr. Thomas Butt, Mr. Crawford Shaw, Mr. B.B. Tuley and Mr. Gerry Lindberg in consideration for their acting as our directors. These shares are to be subject to vesting provisions such that 25% will be issued up-front and 75% will vest annually over a three year period. No shares have been issued to date. Subsequent to March 31, 2004 the Directors elected to cancel the shares due to them and grant option agreements for like amounts exercisable at $0.12 per common share.

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

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-B


EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
--------------  -----------------------------------------------------------------------------------------------
      3.1         Articles of Incorporation (1)
      3.2         Bylaws (1)
      3.3         Certificate of Amendment to Articles of Incorporation (3)
     10.1         Form of share purchase agreement entered into between the registrant and the individual non-
                  US shareholders of Icoworks, Inc. to acquire the majority interest. (2)
     10.2         Management Services Agreement between Icoworks Holdings Inc. and Antares Investments
                  Ltd. (4)
     10.3         Release and Settlement Agreement between Icoworks Holdings Inc. and Network International(4)
     10.4         Form of Joint Venture Agreement for Icoworks Joint Ventures (4)
     10.5         Promissory Note executed by Icoworks Holdings Inc. in favour of Ian de Bie (5)
     10.6         Agreement dated January 26, 2004 between Icoworks Inc., Icoworks Holdings, Icoworks
                  Services, J. Graham Douglas, Antares Investments and Paul McAteer (5)

---------------------
(1)  Filed  as  an  Exhibit  to  our Form SB-2 Registration Statement originally filed  on  March  16,  2000,  as  amended.
(2)  Filed  as  an  Exhibit  to our Current Report on Form 8-K filed on March 6,
     2003.
(3)  Filed  as  an  Exhibit  to  our Quarterly Report on Form 10-QSB on June 20,
     2003.
(4) Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2003 filed with the SEC on October 23, 2003.
(5)  Filed  as  an  Exhibit  to our Quarterly Report on Form 10-QSB on February,
     2004.
---------------------

CURRENT  REPORTS  ON  FORM  8-K

We filed the following Current Reports on Form 8-K during our fiscal quarter ended March 31, 2004:

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ICOWORKS  INC.

Date:     June  22  2004
                                         By:  /s/  J.  Graham  Douglas
                                              -------------------------------
                                              J.  Graham  Douglas,  President
                                              Chief  Executive  Officer
                                              Chief  Financial  Officer  and
                                              Principal  Accounting  Officer